Form 10-Q
period 2013-09-30
GLEACHER & COMPANY, INC.
filed 2013-11-08
CIK 782842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2013

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

6,196,666 shares of Common Stock were outstanding as of the close of business on November 7, 2013

GLEACHER & COMPANY, INC. AND SUBSIDIARIES

FORM 10-Q

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Part I — Financial Information

Item 1.  Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars, except for per share amounts)	2013	2012	2013	2012
Revenue:
Investment gains/(losses), net	$92	$163	$(338)	$156
Fees and other	163	222	495	710
Total revenue	255	385	157	866
Expenses:
Compensation and benefits	2,876	2,968	7,516	9,149
Professional fees	3,923	3,196	9,521	8,543
Communications and data processing	280	480	974	1,525
Occupancy, depreciation and amortization	344	481	1,109	1,255
Other	4,176	928	5,376	2,485
Total expenses	11,599	8,053	24,496	22,957
Loss from continuing operations before income taxes and discontinued operations	(11,344)	(7,668)	(24,339)	(22,091)
Income tax expense/(benefit)	74	(2,223)	228	22,747
Loss from continuing operations	(11,418)	(5,445)	(24,567)	(44,838)
(Loss)/income from discontinued operations, net of taxes (Refer to Note 21)	(5,728)	2,677	(72,044)	(21,587)
Net loss	$(17,146)	$(2,768)	$(96,611)	$(66,425)

Per share data:
Basic (loss)/income per share
Continuing operations	$(1.85)	$(0.92)	(4.03)	$(7.54)
Discontinued operations	(0.92)	0.45	(11.81)	(3.63)
Net loss per share	$(2.77)	$(0.47)	$(15.84)	$(11.17)
Diluted (loss)/income per share
Continuing operations	$(1.85)	$(0.92)	(4.03)	$(7.54)
Discontinued operations	(0.92)	0.45	(11.81)	(3.63)
Net loss per share	$(2.77)	$(0.47)	$(15.84)	$(11.17)

Weighted average shares of common stock:
Basic	6,187	5,935	6,098	5,948
Diluted	6,187	5,935	6,098	5,948

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30,	December 31,
(In thousands of dollars, except for share and per share amounts)	2013	2012

Assets
Cash and cash equivalents	$63,375	$44,868
Cash and securities segregated for regulatory and other purposes	6,000	13,000
Receivables from:
Brokers, dealers and clearing organizations	9,187	12,824
Related parties	1,546	1,474
Others	1,049	12,563
Financial instruments owned, at fair value (includes financial instruments pledged of $0 and $1,095,431 at September 30, 2013 and December 31, 2012, respectively)	883	1,096,181
Investments	17,884	20,478
Office equipment and leasehold improvements, net	186	5,311
Goodwill	—	1,212
Intangible assets	—	5,303
Income taxes receivable	4,387	7,394
Deferred tax assets, net	—	—
Other assets	4,461	9,030
Total Assets	$108,958	$1,229,638

Liabilities and Stockholders’ Equity
Liabilities
Payables to:
Brokers, dealers and clearing organizations	$—	$638,009
Related parties	1,025	2,944
Others	2,733	2,251
Securities sold under agreements to repurchase	—	159,386
Securities sold, but not yet purchased, at fair value	—	132,730
Secured borrowings, ClearPoint	—	64,908
Accrued compensation	3,003	34,199
Restructuring reserve (Refer to Note 20)	4,953	—
Accounts payable and accrued expenses	5,766	9,866
Income taxes payable	3,970	3,755
Subordinated debt	409	595
Total Liabilities	21,859	1,048,643

Commitments and Contingencies (Refer to Note 15)

Stockholders’ Equity
Common stock; $.01 par value; authorized 10,000,000 shares, issued 6,688,387 and 6,688,387 shares; and outstanding 6,196,143 and 6,221,959 shares, at September 30, 2013 and December 31, 2012, respectively	1,337	1,337
Additional paid-in capital	456,003	453,938
Deferred compensation	101	124
Accumulated deficit	(360,188)	(263,577)
Treasury stock, at cost (492,244 shares and 466,428 shares, at September 30, 2013 and December 31, 2012, respectively)	(10,154)	(10,827)
Total Stockholders’ Equity	87,099	180,995
Total Liabilities and Stockholders’ Equity	$108,958	$1,229,638

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of dollars)	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(96,611)	$(66,425)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of stock-based compensation	5,883	4,538
Impairment of fixed assets — restructuring	4,006	—
Impairment of goodwill and intangible assets	3,969	21,096
Depreciation of fixed assets and amortization of leasehold improvements	683	1,455
Clawback of stock-based compensation awards subject to non-competition provisions	(556)	(2,497)
Investment (gains)/losses, net	338	(156)
Amortization of intangible assets	196	371
Deferred income taxes	—	24,630
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory and other purposes	7,000	5,612
Securities purchased under agreements to resell	—	1,390,619
Net receivable/payable from/to brokers, dealers and clearing organizations	(634,372)	(383,724)
Net receivable/payable from/to related parties	385	(4,397)
Net receivable from others	11,996	5,693
Financial instruments owned, at fair value	1,096,243	453,929
Income taxes receivable/payable, net	3,222	6,734
Other assets	4,554	749
Securities sold under agreements to repurchase	(159,386)	(1,374,519)
Securities sold, but not yet purchased, at fair value	(132,730)	77,278
Restructuring reserve (gross payments of $35.5 million; Refer to Note 20)	4,953	—
Accounts payable and accrued expenses	(5,158)	(3,530)
Accrued compensation	(31,196)	(9,071)
Drafts payable	1,058	318
Net cash provided by operating activities	84,477	148,703
Cash flows from investing activities:
Return of capital — Investments	3,202	—
Purchase of investments	(947)	(800)
ClearPoint sale - net payment to Homeward Residential, Inc.	(510)	—
Purchases of office equipment and leasehold improvements	(11)	(447)
Payment to former stockholders of Gleacher Partners, Inc. (Refer to Note 23)	—	(4,373)
Net cash provided by/(used in) investing activities	1,734	(5,620)
Cash flows from financing activities:
Proceeds from secured borrowings	185,381	1,170,547
Repayments of secured borrowings	(250,289)	(1,317,583)
Purchases of treasury stock	—	(1,151)
Payment for employee tax withholdings on stock-based compensation	(2,610)	(2,888)
Repayment of subordinated debt	(186)	(206)
Excess tax benefits related to stock-based compensation	—	8
Net cash used in financing activities	(67,704)	(151,273)
Increase/(decrease) in cash and cash equivalents	18,507	(8,190)
Cash and cash equivalents at beginning of the period	44,868	36,672
Cash and cash equivalents at the end of the period	$63,375	$28,482

NON CASH INVESTING AND FINANCING ACTIVITIES

During the nine months ended September 30, 2013 and 2012, the Company issued approximately 55,000 and 290,000 shares out of treasury stock, net of forfeitures, respectively, for stock-based compensation exercises and vesting.

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

As a result of the factors described below, the Company has no meaningful revenue-producing operations.  Historically, the Company has operated an investment banking business, predominately fixed-income sales and trading and financial advisory services, through three principal business units:  Investment Banking, MBS & Rates and Credit Products.  The Company also engaged in residential mortgage lending operations through ClearPoint Funding, Inc. (“ClearPoint”) until this business was discontinued, and the business sold to Homeward Residential, Inc. (“Homeward”), in February 2013 (the “Homeward Transaction”).

The Company has disclosed, in previous filings with the U.S. Securities and Exchange Commission (the “SEC”), various uncertainties that had adversely impacted counterparty relationships, employee turnover and operating results.  Those factors impacted the overall stability of the Company’s platform.  During the second quarter of 2013, the Company’s Board of Directors approved plans to discontinue operations in its MBS & Rates (including RangeMark Financial Services (“RangeMark”)) and Credit Products divisions (together, “Fixed Income” or the “Fixed Income businesses”) as well as, later in the quarter, its Investment Banking division.  Exiting these businesses impacted approximately 150 employees.  As of November 7, 2013, the Company had approximately 20 employees.  Refer to Notes 20 and 21 herein for additional information.

The Company is evaluating several strategic alternatives in order to preserve and maximize stockholder value.  These include:

•                  pursuing a strategic transaction with a third party, such as a merger or sale of the Company;

•                  reinvesting the Company’s liquid assets in favorable opportunities; and

•                  winding down the Company’s remaining operations and distributing its net assets, after making appropriate reserves, to its stockholders.

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

Policies and Presentation

The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”).  The consolidated financial statements prepared in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Actual results could be different from these estimates.  In the opinion of management, all normal, recurring adjustments necessary for a fair statement of this interim financial information are contained in the accompanying consolidated financial statements.  The results for any interim period are not necessarily indicative of those for the full year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2013	2012	2013		2012
Items reclassified as discontinued operations
Revenue
Net interest income	$2	$799	$572		$4,381
Expenses
Compensation expense	347	1,985	2,733		6,220
Professional fees	7	263	190		1,422
Occupancy expense	23	501	1,451		1,143
Goodwill and intangible asset impairment	—	—	—	(1)	21,096
Communications and data processing	17	169	355		527
Other	96	209	374		668
Total expenses:	490	3,127	5,103		31,076

Net items reclassified to discontinued operations	$(488)	$(2,328)	$(4,531)		$(26,695)

(1) Impairment of intangible assets of $3.9 million for the nine months ended September 30, 2013, recognized in connection with the Company’s exits from Investment Banking, Fixed Income and ClearPoint is recorded as restructuring expense and included within discontinued operations (Note 20 and Note 21).

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  Current GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The objective of ASU 2013-11 is to eliminate diversity in practice.  ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes would result from the disallowance of tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company does not expect the adoption of ASU 2013-11 to have a material impact on the Company’s consolidated financial statements.

In April 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-07 “Presentation of Financial Statements (Topic 205)” (“ASU 2013-07”).  The objective of ASU 2013-07 is to clarify when an entity should apply the liquidation basis of accounting.  In addition, the guidance provides principles for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.  ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent.  Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy).  ASU 2013-07 requires financial statements prepared using the liquidation basis of accounting to present relevant information about the entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation.  The entity should include in its presentation of assets any items it had not previously recognized under GAAP but that it expects to either sell in liquidation or use in settling liabilities.  An entity should recognize and measure its liabilities in accordance with GAAP that otherwise applies to those liabilities.  The entity should not anticipate that it will be legally released from being the primary obligor under those liabilities, either judicially or by creditor(s).  The entity is also required to accrue and separately present the costs that it expects to incur and the income it expects to earn during the expected duration of the liquidation, including any costs associated with sale or settlement of those assets and liabilities.  ASU 2013-07 also requires disclosure about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected during of the liquidation process.  This guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein.  Entities should apply the requirements prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.  The adoption of ASU 2013-07 did not affect the Company’s financial statements, as liquidation is not imminent.  Refer to “Organization and Nature of Business” above, for additional information.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of shares)	2013	2012	2013	2012
Weighted average shares for basic loss per share	6,187	5,935	6,098	5,948
Effect of dilutive common share equivalents	—	—	—	—
Weighted average shares and dilutive common share equivalents for dilutive loss per share	6,187	5,935	6,098	5,948

GAAP requires the exclusion of certain potentially dilutive securities when an entity reports a net loss, so that the calculated earnings per share are a more conservative (greater) loss per share.  The Company was in a net loss position for the three and nine months ended September 30, 2013 and 2012.  Therefore, for the purposes of computing dilutive loss per share for the three and nine months ended September 30, 2013 and 2012, the Company excluded approximately 456,000 and 460,000, respectively, of shares underlying stock options, 40,000 and 375,000, respectively, of shares of restricted stock, and 21,000 and 165,000, respectively, of shares underlying restricted stock units (“RSUs”).

3.                            Cash and Cash Equivalents

The Company has defined cash equivalents as highly liquid investments with original maturities of less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business.  At September 30, 2013 and December 31, 2012, cash equivalents were approximately $3.3 million and $3.1 million, respectively.  Cash and cash equivalents of approximately $40.9 million and $21.8 million at September 30, 2013 and December 31, 2012, respectively, were held at one financial institution.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.                            Cash and Securities Segregated for Regulatory and Other Purposes

The Company self-cleared its trading activities in U.S. government securities (the “Rates business”) and was therefore subject to the Customer Protection rules under Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These activities were discontinued during the second quarter of 2013.  At September 30, 2013 and December 31, 2012, the Company segregated cash of $1.0 million and $1.0 million, respectively, in a special reserve bank account for the exclusive benefit of customers pertaining to the previous activities of the Company’s former Rates business and items related to when the Company was previously conducting self-clearing in prior years, including outstanding checks issued to customers and vendors, and other miscellaneous items.

In addition, cash and securities segregated for regulatory and other purposes at September 30, 2013 include $5.0 million of cash deposited into an escrow account by ClearPoint in connection with the Homeward Transaction, which is required to be maintained until February 22, 2016 (the third anniversary of the closing date). Refer to Note 15 herein for additional information.  Cash segregated at December 31, 2012 includes $12.0 million of cash on deposit with ClearPoint’s warehouse lenders in connection with ClearPoint’s loan origination activities, now discontinued.

5.                            Resale and Repurchase Agreements

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of accounting policies related to the Company’s resale and repurchase agreements.

There were no outstanding resale and repurchase agreements at September 30, 2013.  At December 31, 2012, the fair value of financial instruments held as collateral by the Company that it was permitted to deliver or repledge in connection with resale agreements was approximately $137.9 million, substantially all of which was repledged in the form of repurchase agreements at December 31, 2012.

The following table presents the gross and net information about the Company’s resale and repurchase agreements that are offset in the financial statements:

		September 30, 2013			December 31, 2012
(in thousands of dollars)		Gross		Net	Gross		Net
Asset / Liability	Collateral Type	Amounts	Netting	Amounts	Amounts	Netting	Amounts

Resale agreements	U.S. government and federal agency obligations	$—	$—	$—	$238,014	$(238,014)	$—

Repurchase agreements	U.S. government and federal agency obligations	$—	$—	$—	$397,400	$(238,014)	$159,386

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables provide detail on the maturity composition of the outstanding repurchase agreements at December 31, 2012 (there were no outstanding repurchase agreements at September 30, 2013):

	December 31, 2012
(In thousands of dollars)	Overnight	< 30 days	30-90 days	> 90 days	On Demand	Total, net
Collateral Type
U.S. government and federal agency obligations	$106,991	$50,052	$—	$—	$2,343	$159,386

6.                            Receivables from and Payables to Brokers, Dealers, and Clearing Organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consist of the following:

(In thousands of dollars)	September 30, 2013	December 31, 2012
Deposits with clearing organizations	$7,056	$9,566
Receivable from clearing organizations	2,131	2,001
Receivable for unsettled trading activities	—	237
Underwriting and syndicate fees receivable	—	1,020
Total receivables	$9,187	$12,824
Payable to clearing organizations	—	638,009
Payable for unsettled trading activities	—	—
Total payables	$—	$638,009

Included within deposits with clearing organizations at September 30, 2013 and December 31, 2012 is a deposit with the Fixed Income Clearing Corporation (“FICC”) of approximately $6.3 million and $8.8 million, respectively, related to the Company’s self clearing activities associated with the former Rates business.  Deposits with clearing organizations will be returned to the Company if the memberships with the clearing organizations are terminated.

Payable to clearing organizations at December 31, 2012 included approximately $35.5 million of excess equity (funds that are readily available to the Company) held at the Company’s principal clearing broker.

Prior to the discontinuation of the Company’s Fixed Income businesses during the second quarter of 2013, securities transactions were recorded on their trade date as if they had settled.  The related amounts receivable and payable for unsettled securities transactions were recorded net, by clearing organization, in Receivables from or Payables to brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.                            Receivables from and Payables to Others

Amounts Receivable from and Payable to Others consist of the following:

(In thousands of dollars)	September 30, 2013	December 31, 2012
Loan receivable	$300	$600
Management fees receivable	176	189
Loans and advances	126	234
Receivable from Homeward — transition services	46	—
Principal paydowns — Agency mortgage-backed securities	—	5,744
Interest receivable	—	4,370
Others	401	1,426
Total receivables from others	$1,049	$12,563
Payable to former employees - Employee Investment Funds (Refer to Note 10)	$1,001	$941
Draft payables	1,191	133
Others	541	1,177
Total payables to others	$2,733	$2,251

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

Fair Valuation Methodology

Cash Equivalents — These financial assets represent cash in banks or cash invested in highly liquid investments with original maturities of less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business.  These investments are valued at par, which represent fair value, and are considered Level 1 as these instruments are generally traded in active, quoted and highly liquid markets.  The Company’s cash equivalents were $3.3 million and $3.1 million at September 30, 2013 and December 31, 2012, respectively.

Financial Instruments Owned — The remaining financial instruments owned of approximately $0.9 million at September 30, 2013 are primarily associated with legacy deferred compensation plans provided by the Company, which will be paid out between 2014 and 2016.  The Company has not permitted new amounts to be deferred under these plans since February 28, 2007. The assets are all Level 1 equity securities, which are traded in active, quoted and highly liquid markets.

Investments — The Company’s investments consist of interests in privately held securities, the valuations of which are based predominantly on unobservable inputs and are therefore classified as Level 3. The Company’s investments were $17.9 million and $20.5 million at September 30, 2013 and December 31, 2012, respectively.  Refer to Note 10 herein for additional information.

Investments — Quantitative Disclosure About Significant Unobservable Inputs

The Company’s investments of approximately $17.9 million at September 30, 2013, are primarily associated with the Company’s limited partnership investment in FATV of approximately $14.9 million.  FATV holds interests in six privately held companies.  Refer to Note 10 herein for additional information.

Valuation Technique	Unobservable Input	Range (Weighted Average)
Market comparable companies	Enterprise value/Revenue multiple	2.7x — 6.7x (5.4x)
	Discount applied to multiples	30.0% - 35.0% (31.0%)

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

Financial Instrument Classification — Transfers between Levels 1, 2 and 3

The Company reviews its financial instrument classification on a quarterly basis.  As the observability and strength of valuation attributes change, reclassifications of certain financial assets or liabilities may occur between levels.  The Company’s policy is to utilize an end-of-period convention for determining transfers in or out of Levels 1, 2 and 3.  During the three and nine months ended September 30, 2013 and September 30, 2012, there were no transfers between Levels 1 and 2.  Transfers between Levels 2 and 3 are disclosed in the Level 3 roll-forward tables below.

The following table summarizes the changes in the Company’s Level 3 financial instruments for the three months ended September 30, 2013:

(In thousands of dollars)	Balance at June 30, 2013	Total gains or (losses) (realized and unrealized)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3	Balance at September 30, 2013	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date
Investments	$20,995	$92	$—	$—	$(3,203)	$—	$17,884	$(1,326)

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the Company’s Level 3 financial instruments for the three months ended September 30, 2012:

(In thousands of dollars)	Balance at June 30, 2012	Total gains or (losses) (realized and unrealized)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3	Balance at September 30, 2012	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date
Commercial mortgage-backed securities	$5,682	$(424)	$133	$(1,568)	$(4)	$—	$3,819	$(380)
Residential mortgage-backed securities	10,355	331	12,700	(11,482)	(623)	—	11,281	37
Other debt obligations	2,553	20	11,362	(3,420)	(28)	—	10,487	3
Agency mortgage-backed securities	1,486	(80)	3	(1,401)	—	—	8	35
Collateralized debt obligations	554	(3)	—	—	—	—	551	234
Equities	112	(14)	—	—	—	—	98	(14)
Investments	19,090	163	—	—	—	—	19,253	32
Derivatives	1,737	2,953	—	—	(1,737)	—	2,953	2,953
Total	$41,569	$2,946	$24,198	$(17,871)	$(2,392)	$—	$48,450	$2,900

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the Company’s Level 3 financial instruments for the nine months ended September 30, 2013:

(In thousands of dollars)	Balance at December 31, 2012	Total gains or (losses) (realized and unrealized)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3	Balance at September 30, 2013	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date
Agency mortgage-backed securities	$1,110	$(50)	$—	$(1,060)	$—	$—	$—	$—
Collateralized debt obligations	671	(567)	—	(104)	—	—	—	—
Residential mortgage-backed securities	149	(86)	—	(51)	(12)	—	—	—
Equities	28	(28)	—	—	—	—	—	—
Commercial mortgage-backed securities	18	(15)	—	(3)	—	—	—	—
Investments	20,478	(338)	947	—	(3,203)	—	17,884	(1,670)
Derivatives	964	—	—	—	(964)	—	—	—
Total	$23,418	$(1,084)	$947	$(1,218)	$(4,179)	$—	$17,884	$(1,670)

The following table summarizes the changes in the Company’s Level 3 financial instruments for the nine months ended September 30, 2012:

(In thousands of dollars)	Balance at December 31, 2011	Total gains or (losses) (realized and unrealized)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3(1)	Balance at September 30, 2012	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date
Commercial mortgage-backed securities	$38,154	$(6,497)	$7,383	$(33,058)	$(62)	$(2,101)	$3,819	$(1,322)
Residential mortgage-backed securities	18,419	(555)	11,680	(17,329)	(934)	—	11,281	12
Other debt obligations	192	10	16,153	(5,848)	(20)	—	10,487	(1)
Agency mortgage-backed securities	1,367	(140)	15	(1,232)	(2)	—	8	4
Collateralized debt obligations	647	(96)	60	(60)	—	—	551	(93)
Equities	112	(14)	—	—	—	—	98	(14)
Preferred stock	571	188	5,624	(6,383)	—	—	—	—
Investments	18,310	156	800	—	(13)	—	19,253	210
Derivatives	1,696	5,575	—	—	(4,318)	—	2,953	2,953
Total	$79,468	$(1,373)	$41,715	$(63,910)	$(5,349)	$(2,101)	$48,450	$1,749

(1)         During the nine months ended September 30, 2012, the Company transferred approximately $2.1 million of commercial mortgage backed securities from Level 3 to Level 2 due to price discovery resulting from Company trading activity occurring in close proximity to the respective quarter-end.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.                            Derivatives

The Company utilized derivatives for various economic hedging strategies to actively manage its market and liquidity exposures, principally in connection with the sales and trading activities of the Company’s MBS & Rates division (now discontinued).  In addition, ClearPoint entered into mortgage loan IRLCs in connection with its mortgage lending activities, which have been wound down in connection with the Homeward Transaction.  The following table summarizes the Company’s derivative instruments as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
(In thousands of dollars)	Number of Contracts	Notional	Fair Value	Number of Contracts	Notional	Fair Value
Purchase Contracts
TBA purchase agreements	—	$—	$—	19	$202,646	$54
IRLCs	—	—	—	512	100,079	964
Total	—	$—	$—	531	$302,725	$1,018
Sale Contracts
TBA sale agreements	—	$—	$—	27	$708,076	$(1,511)
Eurodollar futures contracts	—	—	—	268	268,000	(15)
Total	—	$—	$—	295	$976,076	$(1,526)

10.                     Investments

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of the accounting policies related to the Company’s investments included within the policy titled “Financial Instruments and Investments” and Note 8 herein for additional information regarding valuation techniques and inputs related to the Company’s investment in FATV.  Fair value information regarding these investments is presented below:

(In thousands of dollars)	September 30, 2013	December 31, 2012
Investment in FATV(1)	$14,918	$17,110
Employee Investment Funds, net of Company’s ownership interest	1,366	1,218
Other investments	1,600	2,150
Total Investments	$17,884	$20,478

(1) Excludes the Company’s share of carried interest in FATV of approximately $2.3 million and $1.6 million at September 30, 2013 and December 31, 2012, which is unrecognized as collection is not reasonably assured.

Investment gains and losses are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2013	2012	2013	2012
Investment in FATV	$1,043	$137	$1,126	$167
Employee Investment Funds	20	26	33	(11)
Other investments	(971)	—	(1,497)	—
Total investment gains/(losses)	$92	$163	$(338)	$156

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has an equity-method investment in FATV of approximately $14.9 million and $17.1 million at September 30, 2013 and December 31, 2012, respectively.  FATV’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital. FA Technology Ventures Corporation, a wholly-owned subsidiary of the Company, is the investment advisor to FATV.  There were no material open commitments to fund this portfolio at September 30, 2013.  At September 30, 2013 and December 31, 2012, total Partnership capital for all investors in FATV equaled $64.8 million and $70.9 million, respectively.  The Partnership is now scheduled to terminate on July 19, 2014.  The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership.  Accordingly, the Company has not consolidated the Partnership in these consolidated financial statements, but has only recorded the fair value of its investment, which also represents the Company’s maximum exposure to loss in the Partnership at September 30, 2013 and December 31, 2012.  The Company’s share of management fee income derived from the Partnership for the three months ended September 30, 2013 and 2012 was $0.2 million and $0.2 million, respectively, and were $0.5 million and $0.5 million for the nine months ended September 30, 2013 and 2012, respectively.

The Employee Investment Funds (“EIF”) are limited liability companies established by the Company for the purpose of having select employees invest in private equity securities.  The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership.  The Company consolidated EIF resulting in approximately $1.4 million and $1.2 million of Investments, respectively, and approximately $1.0 million and $0.9 million of payables to former employees, respectively, being recorded in the Consolidated Statements of Financial Condition at September 30, 2013 and December 31, 2012, respectively.  Management fees are not material.

Other investments of approximately $1.6 million are investments in privately held companies that were strategically aligned with the operations of the Company conducted at the respective times of investment.

11.                     Goodwill and Intangible Assets

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of the accounting policy related to goodwill and intangible assets.

Goodwill

The following table sets forth the roll-forward of goodwill for the nine months ended September 30, 2013:

(In thousands of dollars)
Goodwill — RangeMark acquisition
Balance at December 31, 2012	$1,212
- Impairment — second quarter of 2013	(1,212)
Balance at September 30, 2013	$—

The Company determined that the goodwill associated with RangeMark was fully impaired as a result of the Company’s exit from its Fixed Income businesses in the second quarter of 2013 (the intangible assets were also fully impaired — refer to “Intangible Assets” below).  The impairment of the RangeMark goodwill (and intangible assets) were substantially offset against the unpaid purchase consideration and therefore had an insignificant impact to the Company’s results of operations for the second quarter of 2013.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

(In thousands of dollars)	September 30, 2013	December 31, 2012
Intangible assets (amortizable):
MBS & Rates segment — Customer relationships
Gross carrying amount	$641	$641
Accumulated amortization	(476)	(463)
Impairment of intangible asset — second quarter of 2013	(165)	—
Net carrying amount	—	178
RangeMark — Intellectual Property
Gross carrying amount	1,050	1,050
Accumulated amortization	(87)	(35)
Impairment of intangible asset — second quarter of 2013	(963)	—
Net carrying amount	—	1,015
RangeMark — Trade Name
Gross carrying amount	480	480
Accumulated amortization	(20)	(8)
Impairment of intangible asset — second quarter of 2013	(460)	—
Net carrying amount	—	472
Credit Products segment - Customer relationships
Gross carrying amount	795	795
Accumulated amortization	(795)	(768)
Net carrying amount	—	27
Investment Banking segment — Trade name
Gross carrying amount	4,066	4,066
Accumulated amortization	(1,134)	(1,057)
Impairment of intangible asset — second quarter of 2013	(2,932)	—
Net carrying amount	—	3,009
ClearPoint segment — Customer relationships
Gross carrying amount	803	803
Accumulated amortization	(216)	(201)
Impairment of intangible asset — first quarter of 2013	(587)	—
Net carrying amount	—	602
Total intangible assets	$—	$5,303

The intangible assets of the Investment Banking and Fixed Income businesses were fully impaired in connection with the Company’s exit from these businesses during the second quarter of 2013.  During the first quarter of 2013, the Company determined that the ClearPoint customer relationship intangible asset was fully impaired as a result of the Homeward Transaction.  These impairment charges have been classified as part of discontinued operations.  As previously mentioned, the impairment of the RangeMark intangible assets (and goodwill) were substantially offset against the unpaid purchase consideration and therefore had an insignificant impact to the Company’s results of operations for the second quarter of 2013.

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

Office equipment and leasehold improvements consist of the following:

(In thousands of dollars)	September 30, 2013	December 31, 2012
Communications and data processing equipment	$280	$5,149
Furniture and fixtures	55	3,334
Leasehold improvements	—	1,802
Software	61	850
Total	396	11,135
Less: accumulated depreciation and amortization	(210)	(5,824)
Total office equipment and leasehold improvements, net	$186	$5,311

During the three months ended September 30, 2013, the Company recorded a non-cash impairment charge related to office equipment and leasehold improvements of approximately $0.5 million which are being abandoned in connection with the termination of its lease for its headquarters at 1290 Avenue of the Americas, New York, New York.  Refer to Note 15 “Leases” herein for additional information.  In addition, during the second quarter of 2013, a non-cash impairment charge of approximately $3.5 million relating to office equipment and leasehold improvements was recorded by the Company in connection with its exits from the Investment Banking and Fixed Income businesses.

13.                     Other Assets

Other assets consist of the following:

(In thousands of dollars)	September 30, 2013	December 31, 2012
Prepaid expenses	$2,909	$2,761
Collateral deposits	1,086	5,165
Other	466	1,104
Total other assets	$4,461	$9,030

On September 27, 2013, the Company entered into an agreement terminating the lease for its headquarters at 1290 Avenue of the Americas, New York, New York.  In connection with this termination, the landlord retained approximately $3.9 million previously deposited by the Company with the landlord as security under the lease.  Refer to Note 15 “Leases” herein for additional information.

14.                     Secured Borrowings

ClearPoint was extended secured mortgage warehouse lines of credit in order to fund mortgage originations.  As of December 31, 2012, the outstanding borrowings under these credit facilities were approximately $64.9 million.  In connection with the Homeward Transaction, the Company entered into Consent and Wind-down Agreements in favor of the lenders to these credit facilities.  ClearPoint had no remaining exposure to these credit facilities as of the second quarter of 2013.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ClearPoint Held for Sale Activities, including Transition Services

In addition, in connection with the Homeward Transaction, ClearPoint agreed to provide transition services which included loan origination services in Massachusetts and Virginia.  These loan origination services terminated on April 30, 2013.  Homeward has indemnified ClearPoint from and against any losses suffered in connection with these activities, had provided a payment and performance guaranty of ClearPoint’s obligations to the lender of this facility and was obligated to reimburse ClearPoint for the costs of providing the loan origination services.

15.                     Commitments and Contingencies

Litigations and Arbitrations

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for a detailed discussion of the accounting policy related to contingencies.

Arbitration — Thomas J. Hughes (former Chief Executive Officer) and John Griff (former Chief Operating Officer)

In August 2012, the Company adopted a Senior Management Compensation and Retention Plan (“Retention Plan”) and entered into related agreements with four of its executive officers.  Under the Retention Plan, termination of employment under certain circumstances in connection with the occurrence of a Change in Control, as defined by the Retention Plan, could trigger payments to the covered executive officers.  In general, a cash payment would be required following an involuntary termination of employment by the Company (or a resignation by the covered executive officer for good reason, as defined) within six months before or two years after a Change in Control.

Effective May 24, 2013, the employment of each of Thomas J. Hughes, our former Chief Executive Officer, and John Griff, our former Chief Operating Officer, was terminated by the Company.  Messrs. Hughes and Griff each participated in the Retention Plan and each has a related retention plan agreement with the Company.  To the extent a Change in Control were to occur by November 24, 2013 (six months after the applicable dates of termination), cash payments totaling approximately $7.0 million (and other incidental benefits) would become payable to these former employees (subject to satisfaction by the former employees of certain conditions).

Subsequent to the Company’s termination of these former officers, Messrs. Hughes and Griff made a demand to the Company for benefits under the Retention Plan and their related agreements, and following the Company’s rejection of their demand, commenced an arbitration proceeding on September 17, 2013 before the Financial Industry Regulatory Authority (“FINRA”) seeking money damages in an approximate amount of $7.9 million, vesting of unvested equity awards and other relief, all of which they claim are due as a result of their respective terminations.  The Company has determined that no severance payments based upon a “Change in Control” (as defined in the applicable agreements) are due to these former officers inasmuch as the Company has concluded that no “Change in Control” has occurred. We believe that these individuals’ claims that a Change in Control has occurred are without merit.

Pursuant to his employment agreement, in the absence of a “Change in Control,” Mr. Hughes would be entitled to a severance payment of $750,000 (not accrued at September 30, 2013), and pursuant to his Restricted Stock Award Agreement, Mr. Griff would be entitled to vesting of 20,833 unvested shares of restricted stock, subject in each case to the execution and delivery within a specified time period (and non-revocation) of a release of claims against the Company and continued compliance with certain restrictive covenants.  These conditions have not yet been satisfied.

No amounts in respect of Messrs. Hughes’ and Griff’s claims have been accrued as of September 30, 2013.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Settlement — Joseph Mannello (former employee)

On October 17, 2013, Gleacher & Company Securities, Inc. (“Gleacher Securities”), a wholly-owned subsidiary of the Company, and Mr. Joseph Mannello, a former employee, entered into a settlement and release agreement (the “Settlement”) relating to compensation and other claims made by Mr. Mannello in connection with his previous employment by Gleacher Securities and its subsequent termination.  Under the terms of the Settlement, Gleacher Securities will pay to Mr. Mannello approximately $2.9 million and reimburse him for legal costs in the amount of $0.6 million.  In exchange, Mr. Mannello has released Gleacher Securities, its Parent and affiliates from all claims that he had, has or may have and confirmed that he has forfeited any equity in the Company that was unvested as of the date of his termination.

In connection with the Settlement, the Company recorded a charge of approximately $3.2 million during the three months ended September 30, 2013 which is included within Other expenses in the Consolidated Statements of Operations.  The Company’s liability of $3.5 million at September 30, 2013 is included within Accounts payable and accrued expenses in the Consolidated Statements of Financial Condition.

General

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

As a result of their prior business activities, the Company and its subsidiaries are also subject to both routine and unscheduled regulatory examinations of their respective businesses and investigations of securities industry practices by governmental agencies and self-regulatory organizations.  In recent years, securities and mortgage lending firms have been subject to increased scrutiny and regulatory enforcement activity.  Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries.  As a result of prior business activities, the Company and its subsidiaries have received, and may in the future receive, inquiries and subpoenas from the SEC, FINRA, state regulators and other regulatory organizations.  The Company does not always know the purpose behind these communications or the status or target of any related investigation.  Some of these communications have, in the past, resulted in disciplinary actions which have sometimes included monetary sanctions and in the Company and/or its subsidiaries being cited for regulatory deficiencies.  To date, none of these communications have had a material adverse effect on the Company nor does the Company believe that any pending communications are likely to have such an effect.  Nevertheless, there can be no assurance that any pending or future communications will not have a material adverse effect on the Company.  In addition, the Company is also subject to claims being made by employees alleging discrimination, harassment, wrongful discharge or breach of an employment agreement or other contractual arrangement, among other things.  Employees could seek recoupment of compensation claimed to be owed (whether for cash or forfeited equity awards), severance payments, vesting of equity awards and other damages.  These claims could involve significant amounts.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recognizes a liability in its financial statements with respect to legal proceedings or claims when incurrence of a loss is probable and the amount of loss is reasonably estimable.  However, accurately predicting the timing and outcome of legal proceedings and claims, including the amounts of any settlements, judgments or fines, is inherently difficult insofar as it depends on obtaining all of the relevant facts (which is sometimes not feasible) and applying to them often-complex legal principles.  It is reasonably possible that the Company incurs losses pertaining to these matters in the form of settlements and/or adverse judgments and incurs legal and other expenses in defending against these matters.  In either case, losses and/or expenses could be different in character or amount than anticipated by management when preparing the accompanying financial statements.  Based on currently available information, the Company does not believe that any current litigation, proceeding, claim or other matter to which it is a party or otherwise involved, including any associated defense costs, will have a material adverse effect on its financial position, or cash flows, although an adverse development, or an increase in associated legal fees, could be material to the Company’s results of operations in a particular period, depending in part on the Company’s operating results in that period.

Employment Agreements — Company’s General Counsel and Secretary and its Controller

On October 18, 2013, the Company entered into key employee retention agreements (each an “Employment Agreement”) with each of its General Counsel and Secretary and its Controller.  These Employment Agreements supersede all prior agreements relating to matters covered in the Employment Agreements, including each of these executive’s participation agreements under the Retention Plan.

The Employment Agreements cover the period beginning on January 1, 2013 and ending on November 30, 2014 and provide for guaranteed bonus compensation in the aggregate of $3,550,000 (and other incidental benefits) to these executives, subject to continuing employment and payable in accordance with a fixed schedule, which may be accelerated in certain circumstances.  In connection with entering into the Employment Agreements, the Company recorded a charge of approximately $1.4 million during the three months ended September 30, 2013.  This liability is included within Accrued compensation within the Consolidated Statements of Financial Condition.

Other Compensation Matters

As a result of the Company’s restructuring, the Company entered into agreements with the majority of its other remaining employees (excluding the Company’s General Counsel and its Controller, discussed above) designed to retain these employees through specified dates.  The agreements provide for continued employment and the payment of guaranteed bonus compensation contingent upon continued service through such specified dates.  These bonus payments total approximately $0.8 million in the aggregate.  During the three and nine months ended September 30, 2013, the Company has recognized compensation expense of $0.3 million and $0.5 million respectively.  At September 30, 2013, the Company’s liability was approximately 0.4 million which is included within Accrued compensation in the Consolidated Statements of Financial Condition.

Guarantees and Other Indemnifications Relating to Certain Contractual Obligations of ClearPoint

On February 14, 2013, the Company and certain of its affiliates, including ClearPoint, entered into an Asset Purchase Agreement (“Purchase Agreement”) in connection with the Homeward Transaction.  The Purchase Agreement, among other things, provides for customary indemnification provisions.  Pursuant to these provisions, the Company is required to maintain an escrow account of $5.0 million for a three-year period following the closing date (February 22, 2016).  The Parent has also provided for a guaranty of ClearPoint’s indemnification obligations to Homeward, up to a maximum of $7.5 million, of which $5.0 million is payable by Parent under the guaranty only in limited circumstances in which, during the three-year period following the closing date, the sums held in the escrow account are not available to satisfy indemnification claims.  Any amounts paid under the guaranty will be released to the Company from the escrow account on a dollar-for-dollar basis (assuming funds are available).  Indemnity claims of Homeward, if any, will be paid first from the escrow account, and then, to the extent necessary, drawn upon the guaranty.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ClearPoint Loan Repurchases

In addition to the indemnification provisions related to the Homeward Transaction, in the ordinary course of business, ClearPoint also indemnified its other counterparties, including under its loan sale and warehouse line agreements, against potential losses incurred by such parties in connection with particular arrangements.  At September 30, 2013, ClearPoint had loan repurchase requests outstanding related to three loans with an aggregated current loan balance of approximately $0.8 million (of which two loans with an aggregated loan balance of approximately $0.6 million were presented by Homeward).  The Company is currently evaluating these requests, and to the extent ultimately repurchased, would expect to substantially recoup any payments made under these requests through the proceeds from the sale of the loans in a secondary market.  A reserve for loan repurchases and indemnification claims of approximately $0.3 million and $0.4 million at September 30, 2013 and December 31, 2012, respectively, is included within Accounts payable and accrued expenses in the Consolidated Statements of Financial Condition.

Total repurchase requests for the nine months ended September 30, 2013 were approximately $1.0 million, and losses recognized in connection with these repurchase requests were approximately $0.1 million for the three and nine months ended September 30, 2013.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Leases

On September 27, 2013, as a result of its previously disclosed restructurings, the Company entered into an agreement terminating the lease for its headquarters at 1290 Avenue of the Americas, New York, New York.  The lease was previously scheduled to expire on April 30, 2025 and had a remaining contractual obligation for base rent of approximately $61 million.  Pursuant to this agreement, the Company surrendered a portion of the premises (the “First Premises”) to the landlord on September 30, 2013 (the “First Surrender Date”) and the remainder of the premises (the “Second Premises”) will be surrendered on or about November 14, 2013 (the “Second Surrender Date”).  As of the First Surrender Date (as to the First Premises) and the Second Surrender Date (as of the Second Premises), all rights and obligations of the Company under the lease shall expire and terminate with the same effect as if each Surrender Date were the expiration date set forth in the lease.

The lease termination terms are set forth in the Surrender Agreement, dated September 27, 2013 (the “Surrender Agreement”), between the Company and the landlord.  The Company’s total termination obligation under the Surrender Agreement is $19.5 million, satisfied by a cash payment of approximately $15.6 million (which amount includes rent and expenses through the Second Surrender Date) and retention by the landlord of approximately $3.9 million previously deposited by the Company with the landlord as security under the lease.

As a result of this transaction, the Company recorded a charge in the third quarter of approximately $3.2 million, comprised of approximately $1.4 million not included in its previously-estimated lease reserve associated with the First Premises and $1.8 million in connection with the surrendering of the Second Premises, which is space used currently by the Company’s remaining employees and for which no reserve was previously made.  These charges are recorded as restructuring expenses and are included within discontinued operations, since the Company currently no longer requires a long-term commitment for office space due to the discontinuation of its revenue-producing operating businesses.  Refer to Notes 20, 21 and 24 herein, for additional information.

Future minimum annual lease payments for the Company’s remaining lease commitments, and sublease rental income as of September 30, 2013, are disclosed within the table below.  These leases expire at various times through 2015.

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2013 (remaining)	$565	$349	$216
2014	1,505	974	531
2015	730	530	200
Total	$2,800	$1,853	$947

The Company recognizes rent expense over the entire lease term on a straight-line basis.  To the extent the Company is provided tenant improvement allowances funded by the lessor, they are amortized over the initial lease period and serve to reduce rent expense.  Rental expense from continuing operations, net of sublease rental income, for the three months ended September 30, 2013 and 2012 was approximately $0.1 million and $0.2 million, respectively, and was $0.4 million and $0.6 million for the nine months ended September 30, 2013 and 2012, respectively.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Letters of Credit

The Company was contingently liable under bank stand-by letter of credit agreements, executed primarily in connection with office leases totaling $1.0 million and $4.9 million at September 30, 2013 and December 31, 2012, respectively.  These agreements were all collateralized by cash which is included within Other assets within the Consolidated Statements of Financial Condition.  Refer to Note 13 “Other Assets” herein. During the second quarter of 2013, letters of credit for approximately $3.9 million had expired and cash collateral was in the possession of the Company’s landlord.  The collateral was retained by the landlord in connection with the Company’s termination of its lease for its headquarters at 1290 Avenue of the Americas, New York, New York on September 27, 2013.  Refer to Note 15 “Leases” herein for additional information.

Other

In the normal course of its prior business activities, the Company provided guarantees to third parties with respect to the obligations of certain of its subsidiaries. The majority of these arrangements, discussed below, are connected to the sales and trading activities of the Company’s prior MBS & Rates and Credit Products divisions, the activities of which were discontinued in the second quarter of 2013.

In the normal course of business, Gleacher Securities indemnified certain service providers, such as clearing and custody agents, trustees, and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates.  Gleacher Securities also indemnified some clients against potential losses incurred in the event of non-performance by specified third-party service providers, including sub-custodians.  The maximum potential amount of future payments that Gleacher Securities could be required to make under these indemnifications cannot be estimated.  However, Gleacher Securities has historically made no material payments under these arrangements and believes that it is unlikely it will have to make material payments in the future.  Therefore, the Company has not recorded any contingent liability in the consolidated financial statements for these indemnifications.

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

Three and Nine Months Ended September 30, 2013

The Company provided for a full valuation allowance against the net operating losses (“NOLs”) generated during the three and nine months ended September 30, 2013, resulting in no income tax benefit.  The Company’s pre-tax federal NOL at September 30, 2013 is estimated to be approximately $135 million.  In the event that the Company experiences an ownership change under Internal Revenue Code Section 382, the Company’s NOLs would be fully impaired (reduced nearly to zero).  Income tax expense from continuing operations of approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2013, respectively, is due to interest expense on uncertain tax positions.

Three and Nine Months Ended September 30, 2012

In the second quarter of 2012, the Company entered into a three-year cumulative loss position.  This cumulative loss position, along with other evidence, merited the establishment of a valuation allowance against the deferred tax assets.

During the three months ended September 30, 2012, the Company recorded an income tax benefit from continuing operations of approximately $2.2 million.  The income tax benefit was attributable to an increase in the net value of the deferred tax assets.  Such increase was due to the Company’s ability to carry-back realizable net operating losses to prior years.

Income tax expense from continuing operations for the nine months ended September 30, 2012 was $22.7 million and was primarily due to the previously mentioned establishment of a valuation allowance against substantially all of the Company’s deferred tax assets, of which a substantial portion has been allocated to continuing operations.

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

The Company recognized stock-based compensation expense related to its various employee and non-employee director stock-based incentive plans, as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands of dollars)	2013		2012	2013		2012
Continuing operations	$74		$803	$1,392		$2,356
Discontinued operations	(8)		(760)	4,491		2,182
Total	$66	(1)	$43	$5,883	(1)	$4,538

(1) Includes stock-based compensation for the three and nine months ended September 30, 2013 of $0.1 million and $4.1 million, respectively, associated with the vesting of 3,000 and 267,000 shares, respectively, in connection with the Company’s previously disclosed restructurings (Refer to Note 1 herein).

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19.                     Net Capital Requirements

Gleacher Securities is subject to the net capital requirements of Rule 15c3-1 promulgated under the Exchange Act (the “Net Capital Rule”), which requires the maintenance of a minimum net capital.  Gleacher Securities has elected to use the alternative method permitted by the Net Capital Rule, which requires it to maintain a minimum net capital amount equal to the greater of 2% of aggregate debit balances arising from customer transactions (as defined) or $0.25 million, subject to certain adjustments related to market making activities in certain securities.  As of September 30, 2013, Gleacher Securities had net capital, as defined by the Net Capital Rule, of $36.1 million, which was $35.9 million in excess of the $0.25 million required minimum net capital.

Gleacher Partners, LLC is also subject to the Net Capital Rule.  Gleacher Partners, LLC has also elected to use the alternative method permitted by the rule.  As of September 30, 2013, Gleacher Partners, LLC had net capital, as defined by the Net Capital Rule, of $0.8 million, which was $0.5 million in excess of the $0.25 million required minimum net capital.

20.                     Restructuring

Investment Banking and Fixed Income Businesses

The Company’s Board of Directors approved plans to discontinue operations in its Investment Banking division on May 30, 2013 and Fixed Income businesses on April 5, 2013.  Exiting these businesses impacted approximately 150 employees.  Refer to Note 21 herein for additional information.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the restructuring charges incurred by the Company for the three and nine months ended September 30, 2013, which have been recorded as a component of discontinued operations:

	Three Months Ended	Nine Months Ended
(In thousands of dollars)	September 30, 2013	September 30, 2013
Cash Charges:
Investment Banking
Severance compensation	$—	$1,417
Third party vendor contracts and other costs	70	332
Subtotal — Investment Banking (cash charges):	70	1,749
Fixed Income businesses
Severance compensation	262	8,323
Third party vendor contracts and other costs	491	6,134
Subtotal — Fixed Income (cash charges):	753	14,457
ClearPoint
Severance and other compensation	—	1,263
Third party vendor contracts and other costs	88	201
Subtotal — ClearPoint (cash charges):	88	1,464
Other
Severance compensation	43	712
Reserve for lease commitments	3,202	19,957
Subtotal — Other (cash charges):	3,245	20,669
Total — Cash Charges:	$4,156	$38,339
Non-Cash Charges:
Investment Banking
Intangible asset impairment	$—	$2,932
Stock-based compensation vesting	—	254
Subtotal — Investment Banking (non-cash charges):	—	3,186
Fixed Income businesses
Goodwill & intangible asset impairment	—	388
Stock-based compensation vesting	—	3,681
Subtotal — Fixed Income (non-cash charges):	—	4,069
ClearPoint
Intangible asset impairment	—	587
Deferred compensation and other charges	—	448
Subtotal — ClearPoint (non-cash charges):	—	1,035
Other
Stock-based compensation vesting	57	195
Impairment of fixed assets and leasehold improvements	531	4,006
Subtotal — Other (non-cash charges)	588	4,201
Total — Non-Cash Charges:	$588	$12,491
Restructuring expenses — Total:	$4,744	$50,830

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the Company’s liability related to the restructurings for the nine months ended September 30, 2013:

(In thousands of dollars)
Balance — January 1, 2013	$—
Restructuring expense	50,830
Plus: Deferred rent obligation, prior to restructuring	2,160
Less: Non-cash charges	(12,491)
Payment for lease termination — Company headquarters	(19,500)
Payments for severance and other compensation	(11,715)
Payments for third party vendor contracts and other costs	(3,000)
Payments for lease commitments, net of sublease income	(1,331)
Restructuring reserve — September 30, 2013	$4,953

As previously mentioned, on September 27, 2013, the Company entered into an agreement terminating the lease for its headquarters at 1290 Avenue of the Americas, New York, New York.  The Company’s total termination obligation was $19.5 million, satisfied by a cash payment of approximately $15.6 million and retention by the landlord of approximately $3.9 million previously deposited by the Company with the landlord as security under the lease.  Refer to Note 15 “Leases” herein for additional information.

The Company’s remaining obligation associated with these exits at September 30, 2013 was approximately $5.0 million and was primarily related to costs associated with the termination of third party vendor contracts, and to a lesser extent, lease commitments.  The Company expects the majority of its remaining liability to be settled within the next twelve months.  No other material charges are expected to be incurred.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

21.                     Discontinued Operations

As previously disclosed, during the second quarter of 2013, the Board of Directors of the Company approved plans to discontinue its Investment Banking and Fixed Income businesses (MBS & Rates revenue includes losses incurred in connection with the wind down of the division’s financial instruments owned).  In addition, during the first quarter of 2013, substantially all of ClearPoint’s assets were sold to Homeward (resulting in a loss of approximately $1.1 million).  As a result of these exits, the results of these businesses have been classified as discontinued operations.

Amounts reflected in the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 related to these discontinued operations are presented in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands of dollars)	2013	2012	2013	2012
Net revenue
Investment Banking	$—	$1,499	$15,034	$14,762
MBS & Rates	(68)	8,943	(4,412)	34,556
Credit Products	485	18,804	13,049	58,393
ClearPoint	—	12,899	4,355	39,760
Equities division	—	11	76	54
Other items reclassified from continuing operations (Note 1)	2	799	572	4,381
Total net revenue	419	42,955	28,674	151,906
Total expenses (excluding restructuring expense)
Investment Banking	257	1,756	12,863	12,245
MBS & Rates	321	7,129	10,823	29,000
Credit Products	204	14,865	14,413	53,857
ClearPoint	63	13,423	6,499	45,638
Equities division	68	(22)	187	(125)
Other items reclassified from continuing operations (Note 1)	490	3,127	5,103	31,076
Total expenses (excluding restructuring expense)	1,403	40,278	49,888	171,691
(Loss)/income from discontinued operations before income taxes (excluding restructuring expense)
Investment Banking	(257)	(257)	2,171	2,517
MBS & Rates	(389)	1,814	(15,235)	5,556
Credit Products	281	3,939	(1,364)	4,536
ClearPoint	(63)	(524)	(2,144)	(5,878)
Equities division	(68)	33	(111)	179
Other items reclassified from continuing operations	(488)	(2,328)	(4,531)	(26,695)
Subtotal	(984)	2,677	(21,214)	(19,785)
Restructuring expense (Note 20)	(4,744)	—	(50,830)	—
(Loss)/income from discontinued operations before income taxes	(5,728)	2,677	(72,044)	(19,785)
Income tax expense	—	—	—	1,802
(Loss)/income from discontinued operations, net of taxes	$(5,728)	$2,677	$(72,044)	$(21,587)

22.                     Fair Value of Financial Instruments

All of the financial instruments of the Company are reported on the Consolidated Statements of Financial Condition at market or fair value, or at carrying amounts that approximate fair value, because of their short term nature.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

23.                     Related Party Transactions

Capstone — May 2013

On May 31, 2013, the Board of Directors appointed Christopher J. Kearns of Capstone as the Company’s Chief Restructuring Officer and Chief Executive Officer, and the Company entered into an agreement with Capstone (and Mr. Kearns) for various services.  During the three and nine months ended September 30, 2013, the Company incurred approximately $0.9 million and $1.6 million, respectively in connection with this agreement.

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

Gleacher Acquisition — June 2009

During the third quarter of 2009, the Company received a Notice of Proposed Tax Adjustments from the New York City Department of Finance for underpayment by Gleacher Partners, LLC of Unincorporated Business Tax.  The Company has an off-setting claim against former pre-acquisition Gleacher stockholders for any pre-acquisition tax liabilities, which is partially collateralized by shares of its common stock held in an escrow account that was established at the closing of the Company’s acquisition of Gleacher Partners, Inc. to satisfy any indemnification obligations.  The Company does not believe, in any event, that the open tax years or other pre-acquisition tax matters will have a material adverse effect on its financial position or results of operations.  The Company’s receivable for this indemnification claim at September 30, 2013 and December 31, 2012 was $1.5 million.

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

Details on the amounts receivable from or payable to related parties are below:

(In thousands of dollars)	September 30, 2013	December 31, 2012
Receivables from related parties
Former stockholders of Gleacher Partners, Inc.	$1,546	$1,474
Payables to related parties
Former owners of RangeMark	$—	$2,350
Former stockholders of Gleacher Partners, Inc.	594	594
Capstone	431	—
Payables to related parties - total	$1,025	$2,944

Other Matters

During the three months ended September 30, 2013, the Company reimbursed MatlinPatterson for approximately $1.1 million for costs incurred in connection with the preparation, distribution and solicitation of their proxy materials associated with the Company’s 2013 Annual Meeting of Stockholders.  This request for reimbursement was evaluated by the Company’s Audit Committee and approved on August 2, 2013.  In doing so, the Audit Committee determined that under the circumstances:  (i) the amount of reimbursement sought by MatlinPatterson

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

was reasonably incurred; (ii) such amount was not disproportionate to, and was justified by, the benefit received by the Company and its stockholders as a result of MatlinPatterson’s actions; and (iii) in its good faith judgment, reimbursement by the Company of the specific expenses would be in, or would not be inconsistent with, the best interests of the Company and its stockholders.  In making such determinations, the Audit Committee considered, among other things, the fact that the Company’s former Committee on Directors and Corporate Governance had made no nominations of its own, that four members of that committee had stated, and later confirmed, that such members would not stand for reelection when their respective terms of office expired at the 2013 Annual Meeting of Stockholders, and that a fifth incumbent director, the Company’s then-Chief Executive Officer, had waived his right to be nominated for reelection to the Board.

24.                     Subsequent Events

The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements.  There were no events requiring disclosure, other than the matters previously described herein and below.

Sublease

On October 14, 2013, the Company entered into a sublease with Capstone, which commences on November 15, 2013 and initially provides for monthly base rental payments of approximately $12,000, based upon the Company’s current space needs.  This arrangement provides the Company with flexibility and at a cost that is below other market comparable alternatives.  This sublease was evaluated by the Company’s Audit Committee and approved on October 10, 2013, since this is a related-party transaction.  The sublease continues on a month-to-month basis and provides the Company with the ability to reduce its occupied space upon not less than 30 days notice to Capstone.  Any such reduction would reduce the monthly base rental payments based upon pre-determined rates.

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

Any forward-looking statement should be read and interpreted with the Company’s filed document and other statements, including the following:

•             the description of its business contained under Item 1 “Business,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as modified by the disclosures contained in the Company’s Current Reports on Form 8-K filed since the date of its Annual Report referenced above,

•             the risk factors contained under Part II, Item 1A “Risk Factors,” in the Quarterly Report on Form 10-Q for the three months ended June 30, 2013,

•             the discussion of its legal proceedings contained in this report under Part II, Item 1 “Legal Proceedings,”

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

As a result of the factors described below, the Company has no meaningful revenue-producing operations.  Historically, the Company has operated an investment banking business, predominately fixed-income sales and trading and financial advisory services, through three principal business units:  Investment Banking, MBS & Rates and Credit Products.  The Company also engaged in residential mortgage lending operations through ClearPoint Funding, Inc. (“ClearPoint”) until this business was discontinued, and the business sold to Homeward Residential, Inc. (“Homeward”), in February 2013 (the “Homeward Transaction”).

The Company has disclosed, in previous filings, various uncertainties that had adversely impacted counterparty relationships, employee turnover and operating results.  Those factors impacted the overall stability of the Company’s platform.  During the second quarter of 2013, the Company’s Board of Directors approved plans to discontinue operations in its MBS & Rates (including RangeMark Financial Services (“RangeMark”)) and Credit Products divisions (together, “Fixed Income” or the “Fixed Income businesses”) as well as, later in the quarter, its Investment Banking division.  Exiting these businesses impacted approximately 150 employees.  As of November 7, 2013, the Company had approximately 20 employees.

The Company is evaluating several strategic alternatives in order to preserve and maximize stockholder value.  These include:

•                  pursuing a strategic transaction with a third party, such as a merger or sale of the Company;

•                  reinvesting the Company’s liquid assets in favorable opportunities; and

•                  winding down the Company’s remaining operations and distributing its net assets, after making appropriate reserves, to its stockholders.

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

Results of Operations (Three Months Ended September 30, 2013 and 2012)

	Three Months Ended
	September 30,
(In thousands of dollars)	2013	2012
Revenue:
Investment gains, net	$92	$163
Fees and other	163	222
Total revenue	255	385
Expenses:
Compensation and benefits	2,876	2,968
Professional fees	3,923	3,196
Communications and data processing	280	480
Occupancy, depreciation and amortization	344	481
Other	4,176	928
Total expenses	11,599	8,053
Loss from continuing operations before income taxes and discontinued operations	(11,344)	(7,668)
Income tax expense/(benefit)	74	(2,223)
Loss from continuing operations	(11,418)	(5,445)
(Loss)/income from discontinued operations, net of taxes (Refer to Note 21 contained in Part I, Item 1 of this Quarterly report on Form 10-Q)	(5,728)	2,677
Net loss	$(17,146)	$(2,768)

Three Months Ended September 30, 2013 and 2012

Revenue

For the three months ended September 30, 2013, net revenue from continuing operations were $0.3 million, relatively unchanged compared to the three months ended September 30, 2012.

Expenses

Expenses for the three months ended September 30, 2013 of $11.6 million increased $3.5 million, or 44.0%, compared to $8.1 million for the three months ended September 30, 2012.

Compensation and benefits expense from continuing operations of approximately $2.9 million for the three months ended September 30, 2013 includes compensation for approximately 20 remaining employees.  Included within compensation and benefits expense is a charge of approximately $1.4 million incurred in connection with the Company entering into key employee retention agreements with the Company’s General Counsel and Secretary and its Controller.  Refer to Note 15 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Compensation and benefits expense for the three months ended September 30, 2013 also includes approximately $0.2 million of fees paid to Capstone associated with services provided by Mr. Christopher J. Kearns in connection with his role as the Company’s Chief Restructuring Officer and Chief Executive Officer. Partially offsetting these items was lower compensation and benefits expense attributable to lower average headcount, resulting from headcount reductions in administrative functions due to the Company’s restructuring that occurred in the second quarter of 2013.  The prior-year period also includes compensation of our former Chief Executive Officer and Chief Operating Officer, both of whom were terminated in the second quarter of 2013.

Professional fees of $3.9 million for the three months ended September 30, 2013 increased by $0.7 million compared to the three months ended September 30, 2012.  Included within professional fees for the three months ended September 30, 2013 were approximately $1.1 million of reimbursements to MatlinPatterson incurred in connection with the preparation, distribution and solicitation of their proxy materials associated with the 2013 Annual Meeting of Stockholders.  The reimbursement of these costs were evaluated by the Company’s Audit Committee and approved on August 2, 2013.  Professional fees also include approximately $0.7 million of advisory fees paid to Capstone, which excludes the previously mentioned fees classified within compensation and benefits.  In addition, in the 2013 period, the Company incurred legal fees in connection with matters associated with the terminations of its former Chief Executive Officer and Chief Operating Officer, as well as legal fees incurred in connection with the settlement of compensation and other claims brought by a former employee (both matters of which are further described within Note 15 contained in Part I, Item I of this Quarterly Report on Form 10-Q).  Offsetting these increases were lower fees incurred in connection with the Company’s strategic review process which were approximately $0.1 million for the three months ended September 30, 2013 compared to approximately $1.1 million for the prior-year period.  The 2012 period (but not the 2013 period) also includes approximately $0.9 million of consulting fees associated with the Company’s exploration of launching an asset management business.

Communications and data processing expense of $0.3 million for the three months ended September 30, 2013 decreased by 41.7%, or $0.2 million, primarily due to ongoing cost reductions in connection with the Company’s restructuring.

Occupancy and depreciation expense of $0.3 million for the three months ended September 30, 2013 decreased by 28.5%, or $0.1 million, also primarily due to ongoing cost reductions in connection with the Company’s restructuring.

Other expenses of $4.2 million for the three months ended September 30, 2013 increased $3.2 million, or 350.0%, compared to the three months ended September 30, 2012.  During the three months ended September 30, 2013, the Company recorded a charge of approximately $3.2 million in connection with the settlement of compensation and other claims brought by a former employee.  Refer to Note 15 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.   In addition, other expenses for the three months ended September 30, 2013 includes a charge of $0.3 million related to a reserve taken on an outstanding loan receivable. Partially offsetting these items are expenses included in the 2012 period (but not the 2013 period) of $0.2 million associated with the Company’s strategic review process.

Income Taxes

Three Months Ended September 30, 2013

The Company provided for a full valuation allowance against the net operating losses (“NOLs”) generated during the three months ended September 30, 2013, resulting in no income tax benefit.  The Company’s pre-tax federal NOL at September 30, 2013 is estimated to be approximately $135 million.  In the event that the Company experiences an ownership change under Internal Revenue Code Section 382, the Company’s NOLs would be fully impaired (reduced nearly to zero).  Income tax expense from continuing operations of $0.1 million for the three months ended September 30, 2013 is due to interest expense on uncertain tax positions.

Three Months Ended September 30, 2012

In the second quarter of 2012, the Company entered into a three-year cumulative loss position.  This cumulative loss position, along with other evidence, merited the establishment of a valuation allowance against the deferred tax assets.

During the three months ended September 30, 2012, the Company recorded an income tax benefit from continuing operations of approximately $2.2 million.  The income tax benefit was attributable to an increase in the net value of the deferred tax assets.  Such increase was due to the Company’s ability to carry-back realizable net operating losses to prior years.

Net Loss

The Company reported a net loss from continuing operations of $11.4 million and $5.4 million for the three months ended September 30, 2013 and 2012, respectively.  Net loss per share from continuing operations was $1.85 and $0.92 for the three months ended September 30, 2013 and 2012, respectively.  (Loss)/income from discontinued operations, net of taxes for the three months ended September 30, 2013 and 2012 were ($5.7) million (or a loss of $0.92 per share) and $2.7 million (or earnings of $0.45 per share), respectively.

Results of Operations (Nine Months Ended September 30, 2013 and 2012)

	Nine Months Ended
	September 30,
(In thousands of dollars)	2013	2012
Revenue:
Investment (losses)/gains, net	$(338)	$156
Fees and other	495	710
Total revenue	157	866
Expenses:
Compensation and benefits	7,516	9,149
Professional fees	9,521	8,543
Communications and data processing	974	1,525
Occupancy, depreciation and amortization	1,109	1,255
Other	5,376	2,485
Total expenses	24,496	22,957
Loss from continuing operations before income taxes and discontinued operations	(24,339)	(22,091)
Income tax expense	228	22,747
Loss from continuing operations	(24,567)	(44,838)
Loss from discontinued operations, net of taxes (Refer to Note 21 contained in Part I, Item 1 of this Quarterly report on Form 10-Q)	(72,044)	(21,587)
Net loss	$(96,611)	$(66,425)

Nine Months Ended September 30, 2013 and 2012

Revenue

For the nine months ended September 30, 2013, net revenue from continuing operations were $0.2 million, compared to $0.9 million for the nine months ended September 30, 2012.  The decrease in net revenue was due to changes in the fair value of the Company’s investments and lower fees and other.

Expenses

Expenses for the nine months ended September 30, 2013 of $24.5 million increased $1.5 million, or 6.7%, compared to $23.0 million for the nine months ended September 30, 2012.

Compensation and benefits expense from continuing operations for the nine months ended September 30, 2013 of approximately $7.5 million, includes approximately $2.3 million of compensation associated with certain former administrative employees (including the Company’s former Chief Executive Officer and Chief Operating Officer), incurred principally during the six months ended June 30, 2013.  In addition, compensation and benefits expense for the nine months ended September 30, 2013 includes the (i) previously mentioned charge of approximately $1.4 million incurred in connection with the Company entering into key employee retention agreements with the Company’s General Counsel and Secretary, and Controller and (ii) approximately $0.3 million of fees paid to Capstone associated with services provided by Mr. Christopher J. Kearns in connection with his role as the Company’s Chief Restructuring Officer and Chief Executive Officer.  Compensation and benefits expense declined when compared to the prior year due to lower average headcount, resulting from the previously mentioned headcount reductions in administrative functions due to the Company’s restructuring that occurred in the second quarter of 2013.

Professional fees of $9.5 million for the nine months ended September 30, 2013 increased by approximately $1.0 million when compared to the nine months ended September 30, 2012.  Included within professional fees for the nine months ended September 30, 2013 were the previously mentioned reimbursements to MatlinPatterson of approximately $1.1 million incurred in connection with the preparation, distribution and solicitation of their proxy materials associated with the 2013 Annual Meeting of Stockholders and advisory fees paid to Capstone of approximately $1.3 million, which excludes the previously mentioned fees within compensation and benefits.  In addition, in the 2013 period, the Company has incurred legal fees in connection with matters associated with the terminations of its former Chief Executive Officer and Chief Operating Officer, as well as  legal fees incurred in connection with the settlement of compensation and other claims brought by a former employee (both matters of which are further described within Note 15 contained in Part I, Item 1 of this Quarterly report on Form 10-Q), and higher legal fees associated with the Company’s 2013 Annual Meeting of Stockholders.  Offsetting these increases were lower fees incurred in connection with the Company’s strategic review process which were approximately $1.2 million for the nine months ended September 30, 2013 (and includes approximately $1.0 million prior to the Company’s restructuring in the second quarter of 2013), compared to approximately $2.1 million for the prior year.  The 2012 period (but not the 2013 period) also includes approximately $2.8 million of consulting fees associated with the Company’s exploration of launching an asset management business.

Communications and data processing expense of $1.0 million for the nine months ended September 30, 2013 decreased by 36.1%, or $0.6 million, primarily due to ongoing cost reductions in connection with the Company’s restructuring.

Occupancy and depreciation expense of $1.1 million for the nine months ended September 30, 2013 remained relatively unchanged compared to the nine months ended September 30, 2012.

Other expenses of $5.4 million for the nine months ended September 30, 2013 increased $2.9 million, or 116.3%, compared to the nine months ended September 30, 2012 primarily due to the previously mentioned charge of approximately $3.2 million recorded in connection with the settlement of compensation and other claims brought by a former employee (refer to Note 15 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q), as well as the $0.3 million reserve taken on an outstanding loan receivable.  Partially offsetting this charge were prior year miscellaneous expenses of $0.2 million associated with the Company’s strategic review process as well as lower year-over-year capital-based taxes.

Income Taxes

Nine Months Ended September 30, 2013

The Company provided for a full valuation allowance against the net operating losses (“NOLs”) generated during the nine months ended September 30, 2013, resulting in no income tax benefit.  The Company’s pre-tax federal NOL at September 30, 2013 is estimated to be approximately $135 million.  As previously mentioned, in the event that the Company experiences an ownership change under Internal Revenue Code Section 382, the Company’s NOLs would be fully impaired (reduced nearly to zero).  Income tax expense from continuing operations of $0.2 million nine months ended September 30, 2013 is due to interest expense on uncertain tax positions.

Nine Months Ended September 30, 2012

Income tax expense from continuing operations for the nine months ended September 30, 2012 was $22.7 million and was primarily due to the previously mentioned establishment of a valuation allowance against substantially all of the Company’s deferred tax assets, of which a substantial portion has been allocated to continuing operations.

Net Loss

The Company reported a net loss from continuing operations of $24.6 million and $44.8 million for the nine months ended September 30, 2013 and 2012, respectively.  Net loss per share from continuing operations was $4.03 and $7.54 for the nine months ended September 30, 2013 and 2012, respectively.  Loss from discontinued operations, net of taxes for the nine months ended September 30, 2013 and 2012 were $72.0 million (or $11.81 per share) and $21.6 million (or $3.63 per share), respectively.

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

Amounts reflected in the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 related to these discontinued operations are presented in the following table.

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands of dollars)	2013		2012		2013		2012
Net revenue
Investment Banking	$—		$1,499		$15,034		$14,762
MBS & Rates	(68)		8,943		(4,412)		34,556
Credit Products	485		18,804		13,049		58,393
ClearPoint	—		12,899		4,355		39,760
Equities division	—		11		76		54
Other items reclassified from continuing operations	2	(1)	799	(1)	572	(1)	4,381	(1)
Total net revenue	419		42,955		28,674		151,906
Total expenses (excluding restructuring expense)
Investment Banking	257		1,756		12,863		12,245
MBS & Rates	321		7,129		10,823		29,000
Credit Products	204		14,865		14,413		53,857
ClearPoint	63		13,423		6,499		45,638
Equities division	68		(22)		187		(125)
Other items reclassified from continuing operations	490	(1)	3,127	(1)	5,103	(1)	31,076	(1)
Total expenses (excluding restructuring expense)	1,403		40,278		49,888		171,691
(Loss)/income from discontinued operations before income taxes (excluding restructuring expense)
Investment Banking	(257)		(257)		2,171		2,517
MBS & Rates	(389)		1,814		(15,235)		5,556
Credit Products	281		3,939		(1,364)		4,536
ClearPoint	(63)		(524)		(2,144)		(5,878)
Equities division	(68)		33		(111)		179
Other items reclassified from continuing operations	(488	)(1)	(2,328	)(1)	(4,531	)(1)	(26,695	)(1)
Subtotal	(984)		2,677		(21,214)		(19,785)
Restructuring expense	(4,744	)(2)	—		(50,830	)(2)	—
(Loss)/income from discontinued operations before income taxes	(5,728)		2,677		(72,044)		(19,785)
Income tax expense	—		—		—		1,802
Loss from discontinued operations, net of taxes	$(5,728)		$2,677		$(72,044)		$(21,587)

(1) Refer to Note 1 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q

(2) Refer to Note 20 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q

The Company’s net revenue from operations now discontinued was $0.4 million and $43.0 million for the three months ended September 30, 2013 and 2012, respectively and $28.7 million and $151.9 million for the nine months ended September 30, 2013 and 2012, respectively.

Net revenue from discontinued operations during the three months ended September 30, 2013 was $0.4 million, and primarily associated with income recognized upon the disposition of a business within our former Credit Products division.  No other meaningful revenue was earned during the three months ended September 30, 2013, as these businesses were discontinued earlier in the year.

Net revenue for the nine months ended September 30, 2013 were $28.7 million, of which $31.4 million were generated during the first quarter, including $15.0 million from Investment Banking.  The revenue generating capabilities of the Fixed Income businesses for the current year suffered from the uncertainties and adverse developments, summarized under Item 2, “Business-Overview.”  Results of the MBS & Rates division reflect sales and trading losses, including losses on the wind down of the Company’s financial instruments owned of $9.4 million.  The sales and trading losses were partially mitigated by net interest income earned prior to the Company’s restructuring.  The Credit Products division suffered significant declines in revenue upon the departure of approximately 20 professionals in mid-February 2013.  Those and other, subsequent departures, which further contributed to the Company’s instability, had a material adverse impact on the Credit Products division’s sales and trading activities.

The pre-tax results from discontinued operations for the three months ended September 30, 2013 (excluding restructuring expenses) was a loss of $1.0 million.  The results for the three months ended September 30, 2013 include expenses of $1.4 million and primarily relate to compensation of administrative employees terminated during the third quarter, as well as short-term continuing medical benefits provided to former employees associated with the discontinued businesses.  The pre-tax results from discontinued operations for nine months ended September 30, 2013 (excluding restructuring expenses) was a loss of $21.2 million and was directly affected by the drastic decline in revenue.  Discontinued operations were also impacted by a restructuring charge of $4.7 million and $50.8 million recognized during the three and nine months ended September 30, 2013, respectively.  Refer to Part I, Item 2 “Liquidity and Capital Resources,” below.

Financial Condition

The Company’s total assets at September 30, 2013 and December 31, 2012 were approximately $109.0 million and $1.2 billion, respectively.   The 91.1% decline in assets was directly attributable to the sale of the Company’s financial instruments owned in connection with its exit from the Fixed Income businesses during the second quarter of 2013.  At September 30, 2013, the Company’s assets were substantially comprised of cash and cash equivalents and investments.

In addition, during the nine months ended September 30, 2013, the Company paid approximately $35.5 million associated with its restructuring, including $20.8 million in connection with lease commitments (of which $19.5 million is associated with the Company’s lease termination of its headquarters at 1290 Avenue of the Americas, New York, New York), $11.7 million in severance and $3.0 million related to the termination of third party vendor contracts.  Refer to Note 20 contained in Part I, Item 1 of this Quarterly report on Form 10-Q for additional information.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of the Company’s liquidity and capital resources highlights conditions which have changed since December 31, 2012 and should be read in conjunction with the Company’s discussion of Liquidity and Capital Resources within the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Liquidity Position

As previously mentioned the Company exited its Investment Banking, Fixed Income and ClearPoint businesses during the six months ended June 30, 2013 and now has no meaningful revenue-producing operations.  The results of those businesses have been reported within discontinued operations.  The Company’s cash position, as of September 30, 2013, was approximately $63.3 million.  In addition, the Company has approximately $7.1 million of deposits at clearing organizations which will be returned to the Company if the memberships with the clearing organizations are terminated.

The Company does not believe that discontinuing the businesses referenced above will have a significant near-term impact on its liquidity.  The Company’s liquidity needs will depend to a large extent on decisions it makes regarding the previously described strategic alternatives and its future business operations, generally.  The Company’s available liquidity, which consists primarily of cash, is currently anticipated to be sufficient to meet its ongoing financial obligations for a reasonable period of time.

Our regulated broker-dealer subsidiaries are subject to various laws and regulations including those that authorize regulatory bodies to monitor and/or restrict, in certain circumstances, the flow of funds to the parent holding company or any other affiliates.  Such regulations may prevent the Parent from withdrawing capital from our regulated broker-dealer subsidiaries when and as needed to conduct business activities or satisfy the obligations of the Parent and/or any of its subsidiaries.  The most restrictive of these regulations is FINRA Rule 4110(c)(2).  Under this rule, our regulated broker-dealer subsidiaries may not make an unsecured advance or loan, pay a dividend or otherwise effect a similar distribution to the Parent and/or its affiliates in any rolling 35-calendar-day period, on a net basis, in excess of 10% of “excess net capital,” as defined under Rule 15c3-1 of the Exchange Act, without prior written FINRA approval.  These capital withdrawal limitations do not limit the regulated broker-dealer subsidiaries from using their cash resources to manage their own capital needs.  At September 30, 2013, our regulated broker-dealer subsidiaries held cash of approximately $40.3 million.

Restructuring Charge — Exit from Various Businesses

In connection with the Company’s exits from Investment Banking (second quarter of 2013), Fixed Income (second quarter of 2013) and ClearPoint (first quarter of 2013), the Company recognized charges during the three and nine months ended September 30, 2013 of approximately $4.7 million and $50.8 million (of which $38.3 million is expected to result in cash expenditures), respectively.  The major costs associated with this charge are as follows:

•                  severance and other compensation costs of approximately $0.3 million and $11.7 million for the three and nine months ended September 30, 2013, respectively;

•                  termination of third-party vendor contracts and other costs of approximately $0.6 million and $6.7 million for the three and nine months ended September 30, 2013, respectively;

•                  costs associated with exiting our lease commitments, including the Company’s headquarters and other office locations of approximately $3.2 million and $20.0 million, for the three and nine months ended September 30, 2013, respectively;

•                  non-cash charges related to the vesting of stock-based compensation and other deferred compensation of approximately $0.1 million and $4.6 million for the three and nine months ended September 30, 2013, respectively; and

•                  non-cash charges related to the impairment of fixed assets, leasehold improvements, goodwill and intangible assets of approximately $0.5 million and $7.8 million for the three and nine months ended September 30, 2013, respectively.

As of September 30, 2013, the Company’s remaining obligation associated with these exits was approximately $5.0 million, and was primarily related to costs associated with the termination of third party vendor contracts, and to a lesser extent, lease commitments.  The Company expects the majority of its remaining liability to be settled within the next twelve months.  No other material charges are expected to be incurred.  The Company intends to satisfy the cash obligations associated with these exits from available cash on hand.

Refer to Note 20 within the footnotes to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Litigations and Arbitrations

Arbitration — Thomas J. Hughes (former Chief Executive Officer) and John Griff (former Chief Operating Officer)

In August 2012, the Company adopted a Senior Management Compensation and Retention Plan (“Retention Plan”) and entered into related agreements with four of its executive officers.  Under the Retention Plan, termination of employment under certain circumstances in connection with the occurrence of a Change in Control, as defined by the Retention Plan, could trigger payments to the covered executive officers.  In general, a cash payment would be required following an involuntary termination of employment by the Company (or a resignation by the covered executive officer for good reason, as defined) within six months before or two years after a Change in Control.

Effective May 24, 2013, the employment of each of Thomas J. Hughes, our former Chief Executive Officer, and John Griff, our former Chief Operating Officer, was terminated by the Company.  Messrs. Hughes and Griff each participated in the Retention Plan and each has a related retention plan agreement with the Company.  To the extent a Change in Control were to occur by November 24, 2013 (six months after the applicable dates of termination), cash payments totaling approximately $7.0 million (and other incidental benefits) would become payable to these former employees (subject to satisfaction by the former employees of certain conditions).

Subsequent to the Company’s termination of these former officers, Messrs. Hughes and Griff made a demand to the Company for benefits under the Retention Plan and their related agreements, and following the Company’s rejection of their demand, commenced an arbitration proceeding on September 17, 2013 before the Financial Industry Regulatory Authority (“FINRA”) seeking money damages in an approximate amount of $7.9 million, vesting of unvested equity awards and other relief, all of which they claim are due as a result of their respective terminations.  The Company has determined that no severance payments based upon a “Change in Control” (as defined in the applicable agreements) are due to these former officers inasmuch as the Company has concluded that no “Change in Control” has occurred. We believe that these individuals’ claims that a Change in Control has occurred are without merit.

Pursuant to his employment agreement, in the absence of a “Change in Control,” Mr. Hughes would be entitled to a severance payment of $750,000 (not accrued at September 30, 2013), and pursuant to his Restricted Stock Award Agreement, Mr. Griff would be entitled to vesting of 20,833 unvested shares of restricted stock, subject in each case to the execution and delivery within a specified time period (and non-revocation) of a release of claims against the Company and continued compliance with certain restrictive covenants.  These conditions have not yet been satisfied.

No amounts in respect of Messrs. Hughes’ and Griff’s claims have been accrued as of September 30, 2013.

Settlement - Joseph Mannello (former employee)

On October 17, 2013, Gleacher & Company Securities, Inc. (“Gleacher Securities”), a wholly-owned subsidiary of the Company, and Mr. Joseph Mannello, a former employee, entered into a settlement and release agreement (the “Settlement”) relating to compensation and other claims made by Mr. Mannello in connection with his previous employment by Gleacher Securities and its subsequent termination.  Under the terms of the Settlement, Gleacher Securities will pay to Mr. Mannello approximately $2.9 million and reimburse him for legal costs in the amount of $0.6 million.  In exchange, Mr. Mannello has released Gleacher Securities, its Parent and affiliates from all claims that he had, has or may have and confirmed that he has forfeited any equity in the Company that was unvested as of the date of his termination.

In connection with the Settlement, the Company recorded a charge of approximately $3.2 million during the three months ended September 30, 2013 which is included within Other expenses in the Consolidated Statements of Operations.  The Company’s liability of $3.5 million at September 30, 2013 is included within Accounts payable and accrued expenses in the Consolidated Statements of Financial Condition.

Litigations and Arbitrations - General

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

Expenses associated with investigating and defending against legal proceedings can put a strain on the Company’s cash resources.  In addition, any fines, penalties, or damages assessed against the Company could also impact materially the Company’s liquidity. As a result of their prior business activities, the Company and its subsidiaries are also subject to both routine and unscheduled regulatory examinations with respect to their prior business activities and investigations of securities industry practices by governmental agencies and self-regulatory organizations.  In recent years, securities and mortgage lending firms have been subject to increased scrutiny and regulatory enforcement activity.  Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries.  In connection with its prior business activities, the Company and its subsidiaries have received, and may receive in the future, inquiries and subpoenas from the SEC, FINRA, state regulators and other regulatory organizations.  The Company does not always know the purpose behind these communications or the status or target of any related investigation.  Some of these communications have, in the past, resulted in disciplinary actions which have sometimes included monetary sanctions and in the Company and/or its subsidiaries being cited for regulatory deficiencies.  To date, none of these communications have had a material adverse effect on the Company nor does the Company believe that any pending communications are likely to have such an effect.  Nevertheless, there can be no assurance that any pending or future communications will not have a material adverse effect on the Company.  In addition, the Company is also subject to claims by employees alleging discrimination, harassment, wrongful discharge or breach of an employment agreement or other contractual arrangement, among other things.  Employees could seek recoupment of compensation claimed (whether for cash or forfeited equity awards), severance payments, vesting of equity awards and other damages.  These claims could involve significant amounts.

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

In addition to the indemnification provisions related to the Homeward Transaction, in the ordinary course of business, ClearPoint also indemnified its other counterparties, including under its loan sale and warehouse line agreements, against potential losses incurred by such parties in connection with particular arrangements.  At September 30, 2013, ClearPoint had loan repurchase requests outstanding related to three loans with an aggregated current loan balance of approximately $0.8 million (of which two loans with an aggregated loan balance of approximately $0.6 million were presented by Homeward).  The Company is currently evaluating these requests, and to the extent ultimately repurchased, would expect to substantially recoup any payments made under these requests through the proceeds from the sale of the loans in a secondary market.  A reserve for loan repurchases and indemnification claims is included within Accrued expenses in the Consolidated Statements of Financial Condition and amounts reserved as of September 30, 2013 and December 31, 2102 are not material.

Total repurchase requests for the nine months ended September 30, 2013 were approximately $1.0 million and losses recognized in connection with these repurchase requests were approximately $0.1 million for the three and nine months ended September 30, 2013.

Share Repurchase

In February 2013, the Board of Directors renewed the Company’s share repurchase program, authorizing up to $10 million in additional repurchases of Company common stock through the date on which the Company publicly releases its results of operations for fiscal 2013.  No shares have been repurchased since the renewal of this program.

Regulatory

As of September 30, 2013, each of the Company’s registered broker-dealer subsidiaries, Gleacher Securities and Gleacher Partners, were in compliance with the net capital requirements of FINRA.  The net capital rules restrict the amount of a broker-dealer’s net assets that may be distributed. Also, a significant extraordinary charge against net capital could compel the Company to make additional contributions to one or more of these subsidiaries or adversely affect the ability of the Company’s broker-dealer subsidiaries to support the obligations or requirements of the Company.  As of September 30, 2013, Gleacher Securities had net capital of $36.1 million, which exceeded minimum net capital requirements of FINRA by $35.9 million and Gleacher Partners had net capital of $0.8 million, which exceeded net capital requirements of FINRA by $0.5 million.

OFF-BALANCE SHEET ARRANGEMENTS

Certain liabilities or commitments of the Company that are not recorded in the Company’s Consolidated Statements of Financial Condition as of September 30, 2013 are identified or described in the “Contractual Obligations” section which follows and within the footnotes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

CONTRACTUAL OBLIGATIONS

Disclosed below are significant changes to the Company’s contractual obligations at September 30, 2013 since what was previously reported within Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Employment Agreements — Company’s General Counsel and Secretary and its Controller

On October 18, 2013, the Company entered into key employee retention agreements (each an “Employment Agreement”) with each of its General Counsel and Secretary and its Controller.  These Employment Agreements supersede all prior agreements relating to matters covered in the Employment Agreements, including each of these executive’s participation agreements under the Retention Plan.

The Employment Agreements cover the period beginning on January 1, 2013 and ending on November 30, 2014 and provide for guaranteed bonus compensation in the aggregate of $3,550,000 (and other incidental benefits) to these executives, subject to continuing employment and payable in accordance with a fixed schedule, which may be accelerated in certain circumstances.  In connection with entering into the Employment Agreements, the Company recorded a charge of approximately $1.4 million during the three months ended September 30, 2013.  This liability is included within Accrued compensation within the Consolidated Statements of Financial Condition.

Lease Termination — Company Headquarters (1290 Avenue of the Americas)

On September 27, 2013, as a result of the Company’s previously mentioned restructurings, the Company entered into an agreement terminating the lease for its headquarters at 1290 Avenue of the Americas, New York, New York.  The lease was previously scheduled to expire on April 30, 2025 and had a remaining contractual obligation for base rent of approximately $61 million.  The lease termination terms are set forth in a Surrender Agreement, dated September 27, 2013 (the “Surrender Agreement”), between the Company and the landlord.  The Company’s total termination obligation under the Surrender Agreement was $19.5 million.  Refer to Note 15 within the footnotes to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

CRITICAL ACCOUNTING POLICIES

There are no material changes to the Company’s critical accounting policies from what was previously reported as of December 31, 2012.  For a full description of the Company’s critical accounting policies, refer to “Critical Accounting Policies” included within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  Current GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The objective of ASU 2013-11 is to eliminate diversity in practice.  ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes would result from the disallowance of tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The Company does not expect the adoption of ASU 2013-11 to have a material impact on the Company’s consolidated financial statements.

In April 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-07 “Presentation of Financial Statements (Topic 205)” (“ASU 2013-07”).  The objective of ASU 2013-07 is to clarify when an entity should apply the liquidation basis of accounting.  In addition, the guidance provides principles for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.  ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent.  Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy).  ASU 2013-07 requires financial statements prepared using the liquidation basis of accounting to present relevant information about the entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation.  The entity should include in its presentation of assets any items it had not previously recognized under GAAP but that it expects to either sell in liquidation or use in settling liabilities.  An entity should recognize and measure its liabilities in accordance with GAAP that otherwise applies to those liabilities.  The entity should not anticipate that it will be legally released from being the primary obligor under those liabilities, either judicially or by creditor(s).  The entity is also required to accrue and separately present the costs that it expects to incur and the income it expects to earn during the expected duration of the liquidation, including any costs associated with sale or settlement of those assets and liabilities.  ASU 2013-07 also requires disclosure about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected during of the liquidation process.  This guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein.  Entities should apply the requirements prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.  The adoption of ASU 2013-07 did not affect the Company’s financial statements, as liquidation is not imminent.  Refer to “Organization and Nature of Business” within Note 1 within the footnotes to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, for additional information.

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

The Company’s principal exposure to equity price risk relates to its investment in F.A. Technology Ventures L.P. (“FATV”).  At September 30, 2013 and December 31, 2012 the fair market value of FATV was approximately $14.9 million and $17.1 million, respectively. Equity price risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in equity security prices or valuations of the underlying portfolio companies.  This risk measure for the Company’s investment in FATV amounted to $1.5 million at September 30, 2013 and $1.7 million at December 31, 2012.  Equity prices may decrease more than the amount assumed above, and consequently, the actual change in fair value may exceed the change computed above.

Liquidity Risk

Refer to Part I, Item 2 “Liquidity and Capital Resources” above for further information about the Company’s liquidity as of September 30, 2013 and December 31, 2012.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Principal Executive Officer and the Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.  Other Information

None.

Item 6. Exhibits

(a)         Exhibits

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

31.2*	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

32*	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101

The following financial statements from the quarterly report on Form 10-Q of Gleacher & Company, Inc. are attached to this report formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and September 30, 2012, (ii) the Consolidated Statements of Financial Condition at September 30, 2013 and December 31, 2012 (iii) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012, and (iv) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gleacher & Company, Inc.
(Registrant)

Date:	November 8, 2013	/s/ Christopher J. Kearns
Christopher J. Kearns
Principal Executive Officer

Date:	November 8, 2013	/s/ Bryan J. Edmiston
Bryan J. Edmiston
Controller
(Principal Accounting Officer)