Form 10-K
period 2013-12-31
GLEACHER & COMPANY, INC.
filed 2014-03-17
CIK 782842

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2013
—or—
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to

Commission file number: 014140

GLEACHER & COMPANY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2655804 (I.R.S. Employer Identification No.)
677 Broadway, 2nd Floor, Albany, NY (Address of principal executive offices)	12207 (Zip Code)

Registrant's telephone number, including area code: (212) 273-7100

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.01 per share	The NASDAQ Global Market

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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the shares of common stock of the Registrant held by non-affiliates based upon the closing price of Registrant's shares as reported on The NASDAQ Global Market on June 28, 2013, which was $13.88 per share, was $60,301,071.

         As of February 28, 2014, 6,183,654 shares of common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement for the 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

PART I

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These statements are not historical facts but instead represent the Company's belief or plans regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company's control. These statements include, for example, the expectations regarding the Company's proposed dissolution, further discussed below. The Company's forward-looking statements are subject to various risks and uncertainties, including the risks and other factors identified herein and in other public disclosures made by the Company from time to time, including in the Company's periodic and current reports and other filings with the Securities and Exchange Commission. As a result, the Company's actual results may differ materially from those expressed or implied by these forward-looking statements. Readers are cautioned that these forward-looking statements, including, without limitation, statements regarding the dissolution and liquidation of the Company, the availability, amount or timing of liquidating distributions to stockholders, the adequacy of reserves established to satisfy the Company's obligations, the belief that there is a reasonable possibility that a portion of the contingency reserves will ultimately be distributed to the stockholders and the possibility that an alternative, value-creating transaction may be proposed, and other statements contained herein that are not historical facts, are only estimates or predictions. You are cautioned not to place undue reliance on any forward-looking statements. The Company does not undertake to update any of its forward-looking statements.

        As used herein, the terms "Company," "Gleacher," "we," "us," or "our" refer to Gleacher & Company, Inc, and its subsidiaries.

Item 1.    Business

Overview

        Gleacher & Company, Inc. (the "Parent" and together with its subsidiaries, "Gleacher" or the "Company") is incorporated under the laws of the State of Delaware. The Company's common stock is traded on The NASDAQ Global Market ("NASDAQ") under the symbol "GLCH."

        The Company recently announced that, after an extensive evaluation of other alternatives, its Board of Directors has determined that it is in the best interests of the Company's stockholders that the Company dissolve, liquidate and distribute to stockholders its available assets.

Planned Dissolution and Liquidation

        As previously announced, the Company has been engaged in a lengthy and intensive evaluation of potential strategic alternatives in order to preserve and maximize stockholder value. Those potential alternatives included (i) pursuing a strategic transaction with a third party, such as a merger or sale of the Company; (ii) the reinvestment of the Company's liquid assets in favorable opportunities; and (iii) dissolving the Company, winding down its remaining operations and distributing its net assets to its stockholders, after making appropriate reserves for liabilities and expenses. The Board of Directors and the Company, together with its external advisors, devoted substantial time and effort in seeking, identifying and pursuing opportunities and other alternatives to enhance stockholder value; however, that process had not at that time yielded any opportunities viewed by the Board as reasonably likely to provide greater realizable value to stockholders than the complete dissolution and liquidation of the Company.

        The Company's dissolution was unanimously approved by the Board of Directors on March 12, 2014, but is subject to stockholder approval. The Company intends to present this proposal to its stockholders of record as of April 21, 2014 at the Company's 2014 Annual Stockholders Meeting (the "2014 Annual Meeting"), currently scheduled for May 29, 2014. The Company will file prescribed proxy materials with the Securities and Exchange Commission in advance of that meeting. In connection with the dissolution, the Company intends to distribute to its stockholders all available cash other than as may be required to pay expenses and pay or make reasonable provision for known and potential claims and obligations of the Company, as required by applicable law. The Board of Directors' decision contemplates an orderly wind down of the Company's remaining business and operations, including the dissolution and winding-up of subsidiaries. If approved by the Company's stockholders, the Company intends to file a certificate of dissolution, pay, satisfy, resolve or make reasonable provisions for claims and obligations as well as anticipated costs associated with the Company's dissolution and liquidation, and seek to convert its remaining assets into cash or cash equivalents as soon as reasonable, practicable and financially prudent.

        If the Company's stockholders approve the proposal, the Company currently expects to make an initial liquidating distribution to stockholders of approximately $20 million ($3.23 per share). The Company expects to make this initial liquidating distribution as soon as practicable following receipt of stockholder approval and filing of a certificate of dissolution. The amount of this initial distribution reflects the Company's current liquid assets offset in part by provisions, or reserves, for future operating costs and expenses associated with dissolution and liquidation and, as required by law, for other known and potential claims and obligations. Delaware law requires that, in connection with a dissolution, the Company's Board of Directors make reasonable provision for known and potential claims and obligations of the Company and maintain those reserves until resolution of such matters, and similar legal requirements apply to our subsidiaries. The Board of Directors, in consultation with its advisors, has evaluated the liabilities, expenses, and known potential claims and obligations of the Company and its subsidiaries, as well as other matters, in order to estimate the amount that will be reserved. Insofar as the reserves required by applicable law exceed, in the view of the Board of Directors, the ultimate amounts the Company will likely be required to pay creditors, the Board of Directors believes there is a reasonable possibility that a portion of the reserves will ultimately be distributed to stockholders. The Board of Directors currently believes that these subsequent distributions could range between $40 million and $70 million ($6.47 and $11.32 per share), for a total aggregate distribution to stockholders ranging between $60 million and $90 million ($9.70 and $14.55 per share). The Board will evaluate the Company's reserves on a periodic basis and will approve liquidating distributions when and as it deems appropriate. Additional liquidating distributions will be made to the extent the required contingency reserves are released and upon the Company's non-cash assets being monetized, which would likely span a multi-year period. Further details regarding anticipated future distributions will be disclosed in the Company's proxy materials to be filed in connection with the Company's 2014 Annual Meeting.

        The amount distributable to stockholders, both initially and in total, may vary substantially from the amounts currently estimated based on many factors, including the resolution of outstanding known claims and obligations, the possible assertion of claims that are currently unknown to the Company, the ability to receive reasonable value when selling or otherwise monetizing its assets, including its investment in FA Technology Ventures L.P. ("FATV"), and costs incurred to wind down the Company's business. Further, if additional amounts are ultimately determined to be necessary to satisfy or make provision for any of these obligations, stockholders may receive substantially less than the current estimates.

        Until such time, if any, as the stockholders approve the Company's dissolution, and the Board of Directors decides, and instructs management, to proceed with a dissolution, the Company will continue to investigate and consider any feasible, alternative, value-creating transactions of which it becomes aware. If prior to its dissolution, the Company receives an offer for a transaction that, in the view of the Board, would be expected to provide superior value to stockholders than the value of the currently estimated distributions, taking into account factors that could affect valuation, including timing and certainty of payment or closing, proposed terms and other factors, the dissolution could be abandoned in favor of such a transaction, even if dissolution has been previously approved by the Company's stockholders.

Going Concern and Basis of Presentation

        As noted above, the Company's Board of Directors approved a dissolution and liquidation of the Company, subject to stockholder approval. In connection with this intention, the Company intends to distribute to its stockholders all available cash other than as may be required to pay or make reasonable provision for known and potential claims and obligations of the Company. The Board of Directors' decision also contemplates a further, orderly wind down of the Company's business and operations and, if approved by the Company's stockholders, the filing of a certificate of dissolution, among other matters. All of these factors raise substantial doubt about the Company's ability to continue as a going concern.

        Accounting principles generally accepted in the United States of America ("GAAP") require financial statements to be prepared on a going concern basis. A liquidation basis of accounting is only appropriate to the extent liquidation is imminent. In order to meet this criteria, among other factors, the plan for dissolving the Company, which would be followed by liquidation must be approved by the person or persons with the authority to make such a plan effective, which in this instance, is the Company's stockholders. If the plan of dissolution is approved by the Company's stockholders at the Company's 2014 Annual Stockholders Meeting, currently scheduled for May 29, 2014, the Company would then prospectively prepare its financial statements on a liquidation basis of accounting. The Company's accompanying financial statements contained within Item 8 of this Annual Report on Form 10-K, and the discussion and financial information contained herein, have been prepared on a going concern basis as liquidation currently is not imminent.

Discontinuation of Operations and Appointment of Capstone Advisory Group, LLC

        The Company has no meaningful revenue-producing operations. In the first quarter of 2013, the Company operated an investment banking business, predominately fixed-income sales and trading and financial advisory services, through three principal business units: Investment Banking, MBS & Rates and Credit Products. The Company also engaged in residential mortgage lending operations through its subsidiary ClearPoint Funding, Inc. ("ClearPoint").

        During the second quarter of 2013, the Company's Board of Directors approved plans to discontinue operations in its MBS & Rates (including RangeMark Financial Services ("RangeMark")) and Credit Products divisions (together, "Fixed Income" or the "Fixed Income businesses") as well as, later in the quarter, its Investment Banking division. Exiting these businesses impacted approximately 150 employees. The ClearPoint business was discontinued, and the business sold to Homeward Residential, Inc. ("Homeward") in February 2013 (the "Homeward Transaction"). In addition, in the third quarter of 2011, the Company exited the Equities business. Exiting the Equities business impacted 62 employees. As of March 17, 2014, the Company had 13 employees.

        On May 31, 2013, the Board of Directors appointed Christopher J. Kearns of Capstone Advisory Group, LLC ("Capstone") as the Company's Chief Restructuring Officer and Chief Executive Officer. The Company also entered into an agreement with Capstone and Mr. Kearns, pursuant to which Capstone was engaged to provide a number of services to the Company, including (i) evaluating and implementing, subject to the approval of the Company's Board of Directors, the chosen course of action to preserve asset value and maximize recoveries to stockholders under the circumstances; (ii) overseeing the operations of the Company through execution of the selected course of action; (iii) ascertaining personnel and potential funding required and taking key steps to effectuate the selected course of action; and (iv) soliciting and evaluating expressions of interest in certain assets of the Company and effectuating such sales where appropriate and practical under the circumstances.

Other Information

        The Company's headquarters are located at 677 Broadway, 2nd Floor, Albany, NY 12207. The telephone number at that address is (212) 273-7100, and our internet address is www.gleacher.com.

Sources of Revenues

        As stated above, the Company currently has no meaningful revenue-producing operations. Revenues currently are derived from the sources indicated below:

  Investment gains, net

  Investment gains, net, represent the changes in the carrying value of the Company's legacy investments. Refer to Note 10 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

  Fees and Other

  Fees and other revenues generally relate to miscellaneous income and also include revenues related to the clawback of certain stock-based compensation grants subject to non-competition provisions.

        Set forth in the table below is information regarding the amount and percentage of net revenues derived from continuing operations for the years ended December 31, 2013, 2012 and 2011. Certain amounts in prior periods have been reclassified to discontinued operations in order to conform to the current year presentation with no impact to previously reported net loss or stockholders' equity. This includes the prior period results of the Investment Banking, MBS & Rates and Credit Products divisions, as well as the results of ClearPoint. Refer to Note 22 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

	2013		2012		2011
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Investment gains, net	$1,267	65.5%	$1,233	59.2%	$2,996	73.8%
Fees and other	666	34.5%	849	41.8%	1,066	26.2%

Total revenues	$1,933	100.0%	$2,082	100.0%	$4,062	100.0%

Discontinued Operations

Investment Banking and Fixed Income Businesses

        The Company's Board of Directors approved plans to discontinue operations in its Investment Banking and Fixed Income businesses on May 30, 2013 and April 5, 2013, respectively. Exiting these businesses impacted approximately 150 employees.

ClearPoint—Homeward Transaction

        On February 14, 2013, the Company entered into an agreement to sell substantially all of ClearPoint's assets to Homeward. This transaction closed on February 22, 2013, and all remaining business activities of ClearPoint have been substantially wound down.

Equities Business—Exit on August 22, 2011

        On August 22, 2011, the Board of Directors of the Company approved a plan to exit the Equities business, effective immediately. Exiting the Equities business impacted 62 employees.

        Refer to "Overview" above and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Regulatory Requirements

        The Company's subsidiaries, Gleacher & Company Securities, Inc. ("Gleacher Securities") and Gleacher Partners, LLC ("Gleacher Partners") are currently registered as broker-dealers with the Securities and Exchange Commission ("SEC") and are members of the Financial Industry Regulatory Authority, Inc. ("FINRA"). These subsidiaries intend to submit Forms BDW to withdraw their registrations as broker-dealers from the SEC, self-regulatory organizations, and the states. Withdrawal from broker-dealer registration becomes effective 60 days after the filing of Form BDW, unless a firm consents to a longer period or the SEC institutes a proceeding, delays or shortens the date of effectiveness, or otherwise imposes terms or conditions upon such withdrawal. Once the withdrawal becomes effective, it is anticipated that each of these subsidiaries will, after making appropriate and necessary reserves for creditors, pay substantially all of its available capital to the Parent.

        Gleacher Securities and Gleacher Partners are currently subject to the net capital requirements of Rule 15c3-1 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These net capital rules are designed to measure the general financial condition and liquidity of a broker-dealer, and they impose a required minimum amount of net capital deemed necessary to meet a broker-dealer's continuing commitments to its customers.

        At December 31, 2013, net capital and excess net capital of the Company's broker-dealer subsidiaries were as follows:

(In millions)	Net Capital	Excess Net Capital
Gleacher Securities	$33.9	$33.6
Gleacher Partners	$0.9	$0.6

        Assuming deregistration of the broker-dealers as contemplated above, the net capital rules would no longer apply to these subsidiaries.

Available Information

        The Company files with the SEC current, annual and quarterly reports, proxy statements and other information as required by the Exchange Act. You may read and copy any document we file with the SEC at the SEC's Public Reference Room located at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet website at www.sec.gov from which interested persons can electronically access the Company's SEC filings.

        The Company will make available free of charge, through its internet site www.gleacher.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other information publicly filed with the SEC. These filings and information will become available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

        The Company also makes available, on the Corporate Governance page of its website, (i) its Corporate Governance Guidelines, (ii) its Code of Business Conduct and Ethics, (iii) the charters of the Audit and Executive Compensation Committees of its Board of Directors, and (iv) its Procedures for Reporting Violations of Compliance Standards. These documents are also available in print without charge to any person who requests them by writing or telephoning: Gleacher & Company, Inc., 677 Broadway, 2nd Floor, Albany, NY 12207, U.S.A., Attn: Investor Relations, telephone number (212) 273-7100.

Item 1A.    Risk Factors

        An investment in our common stock entails a variety of serious risks and uncertainties. You should carefully consider the risk factors described below. If any of the following risks actually occur, or if our underlying assumptions prove to be incorrect, our actual results may vary from what we projected, and our financial condition or results of operations could be materially and adversely affected. These risk factors are intended to highlight factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion. Additional risks and uncertainties of which we are currently unaware or that we currently believe to be immaterial may also adversely affect us.

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

 Risks Related to the Proposed Dissolution and Liquidation of the Company

        Set forth below is a description of significant risks associated with the proposed dissolution and liquidation of the Company.

        If our stockholders do not approve the proposed dissolution of the Company, our resources may continue to diminish.    If our stockholders do not approve the proposed dissolution of the Company or if the dissolution is abandoned by our board or otherwise not implemented, our board of directors will explore what, if any, strategic alternatives are available for our company. Possible alternatives include, among other things, reconsidering proposals previously considered and rejected, seeking voluntary dissolution at a later time and with potentially diminished assets or seeking bankruptcy protection (should our net assets decline precipitously for some unforeseen reason). There can be no assurance that any of these alternatives would result in greater stockholder value than the proposed dissolution and liquidation of the Company. Moreover, any alternative we select may have unanticipated negative consequences, and we will face a number of risks, including:

  •
  We expect to continue incurring net losses from our continuing operations, and our cash resources will continue to diminish as a result;

  •
  If stockholders do not approve the proposed dissolution of the Company, there can be no assurance that the holders of our common stock, including one or more of the holders of 5% or more of our common stock, will not sell their shares and thereby potentially impair our ability to utilize our net operating loss carryforwards by causing an "ownership change" (as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the "Code"); and

  •
  We may continue to incur expenses associated with being a public reporting company, including ongoing SEC reporting obligations. These expenses would accelerate the depletion of our existing cash resources.

        We may not be able to receive reasonable value when selling or otherwise monetizing our assets, including our investment in FATV.    The value that stockholders ultimately realize upon the liquidation of the Company is dependent in part on the monetization of certain assets, the most substantial of which is our investment in FATV. At December 31, 2013, we valued this investment at approximately $17.6 million. However, this investment is illiquid and not subject to rapid monetization. We expect that some or all of the assets in which FATV is invested will experience a "liquidity event" (i.e., there will be a disposition of the assets generating cash distributions to FATV's investors, including the Company), but the timing of any such liquidity event is uncertain, and the value realized for any of the investment assets is similarly uncertain. In the event we instead attempt to sell this asset, we may not be able to find a buyer. In addition, it may be difficult to obtain a favorable return when attempting to sell this investment in connection with the liquidation and dissolution of the Company. Because we are seeking to consummate the liquidation, we may not realize as much value for this investment as we might have if we had been able to sell this investment as a going concern. We may not realize cash or any other liquid asset from these investments in the near future, and the amounts we do realize, if any, may be far less than the value we ascribe to these assets now.

        The timing of liquidating payments and the total value stockholders receive upon liquidation is subject to many variables and risks, many of which will not be known at the time of the stockholder vote.    After we file our certificate of dissolution, we intend to make liquidating cash distributions to our stockholders, which will reflect "hold-backs," or "reserves," for creditor claims. The amount and timing of these distributions will be at the discretion of the Board. The distribution of our assets to stockholders may be delayed for a number of reasons. For example, one or more of our creditors might seek an injunction against our making the proposed distributions to stockholders under the terms of the proposed dissolution and liquidation. The amounts distributed to stockholders will depend upon various factors and risks, including the proceeds received from the monetization of non-cash assets, the timing of receipt of those proceeds and the amount of our actual and potential liabilities. If our liabilities prove to be greater than anticipated, additional claims are made, or legal action is brought against us by creditors or others, planned distributions to stockholders could be delayed or reduced, or there could be nothing remaining available to distribute to stockholders.

        Stockholders could be held liable to creditors, up to the amount actually distributed to such stockholder in dissolution.    If the Company's dissolution is approved by our stockholders, we expect to file a Certificate of Dissolution with the Delaware Secretary of State dissolving the Company. Pursuant to the Delaware General Corporation Law (the "DGCL"), we will continue to exist for three years after our dissolution or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of prosecuting and defending suits against us and enabling us gradually to close our business, to dispose of our property, to discharge our liabilities and to distribute to our stockholders any remaining assets. Under applicable law, in the event we fail to create during this three-year period an adequate reserve for payment of our expenses and liabilities (and otherwise do not have sufficient assets for payment of our expenses and liabilities), each stockholder who receives a liquidating distribution could be held liable for payment to our creditors of such stockholder's pro rata share of amounts owed to creditors in excess of the reserve, up to the amount actually distributed to such stockholder in dissolution.

        This means that a stockholder could be required to return all liquidating distributions previously made to such stockholder and receive nothing from us under the dissolution and liquidation. Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder's repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. There can be no guarantee that the reserves established by us will be adequate to cover all such expenses and liabilities.

        We may not be able to retain two of our executive officers, whom we believe are essential to our day-to-day operations and to the completion of our proposed dissolution and liquidation.    On October 18, 2013, we entered into key employee retention agreements with each of Ms. Patricia Arciero-Craig, General Counsel and Secretary, and Mr. Bryan Edmiston, Controller. These retention agreements expire on November 30, 2014. We cannot guarantee that we will be able to retain either or both of Ms. Arciero-Craig or Mr. Edmiston, and the loss of either or both individuals could significantly hinder our day-to-day operations as well as our ability to complete the proposed dissolution of the Company in an orderly and efficient manner.

        Our continued listing on NASDAQ is uncertain.    We received a letter from NASDAQ requesting certain information, pursuant to NASDAQ's discretionary authority under Listing Rule 5250(a)(1), regarding the Company's ongoing business in light of its prior disclosures that it had exited its

Investment Banking and Fixed Income businesses and had no meaningful revenue-producing operations. We have discussed the matter with NASDAQ and provided the requested information. NASDAQ has indicated to us in our most recent discussions that it does not currently plan on taking any action that would lead to our common stock being delisted. However, NASDAQ has broad discretion in interpreting its listing eligibility rules, and there can be no guarantee that NASDAQ will not take action to terminate our listing on the NASDAQ Global Market. If our common stock is delisted from NASDAQ, a market for our common stock may not develop in the over-the-counter market or otherwise. The delisting of our common stock could adversely affect the trading activity, liquidity and price of our common stock, decrease analyst coverage, investor demand and available information concerning trading prices and volume of our common stock, make it more difficult for investors to buy or sell shares of our common stock and potentially impair our ability to enter into certain strategic transactions.

Risks Specific to our Company

        The disclosures below describe risks related to our business that we will continue to face, at least to some extent, regardless of whether the proposed dissolution and liquidation is implemented. The risks and uncertainties described below are not the only ones facing our company. Additional considerations not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our financial condition or operating results could be materially and adversely affected, the value of our common stock could decline and you may lose all or part of your investment. In addition, in reviewing the financial statements, data and other information contained in this Annual Report on Form 10-K, readers are cautioned that, in accordance with accounting principles generally accepted in the United States, no adjustments have been made to the financial statements and data contained herein as a result of the dissolution proposal.

        Recent developments have adversely affected the Company, and the future of the Company remains highly uncertain.    As discussed above under Item 1—"Business" the Company currently has no meaningful revenue-producing operations. Given the Company's condition, we cannot predict when, or if, we will be able to generate revenues or become profitable. In addition, there can be no assurance that we will be able to consummate any strategic transactions or reinvest our assets in profitable operations if we do not proceed with the dissolution and liquidation as proposed, and it is possible that we will nevertheless need to wind down our business and ultimately, cease operations.

        We may be unable to fully capture the expected value from any strategic transaction.    To the extent that we consummate a strategic transaction, such as a merger or sale of the Company, we face numerous risks and uncertainties. We might not be able to complete any announced transaction, and even if completed, the transaction might not result in enhanced value to our stockholders. A merger may involve the issuance of a large number of shares of our common stock, which would dilute our stockholders' ownership of our firm, or we may borrow funds or use cash on hand, which may impact our funding and liquidity. In the event the Company experiences an ownership change under Internal Revenue Code Section 382, the Company's net operating losses (estimated to be $159 million on pre-tax basis at December 31, 2013) would be fully impaired, reduced nearly to zero. This could have a negative impact on our ability to consummate a transaction. If we consummate a strategic transaction but are unable to successfully navigate any risks and uncertainties, we may not be able to capture the maximum value of such transaction for stockholders, and the Company may be further adversely affected.

        We have a history of losses and may not return to profitability in the near future or at all.    We have incurred losses in recent years, including net losses of approximately $99.5 million, $77.7 million and $82.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. We cannot predict with certainty when or if we will be able to reduce or reverse these losses, and there can be no assurance that we will be able to do so.

        Our assets include illiquid investments, which we may not be able to monetize at their recorded values in the near term or at all.    We have investments in securities that are not publicly traded, principally FATV, which is therefore subject to an inherent liquidity risk. At December 31, 2013, FATV was carried at $17.6 million, or 18.3%, of our total assets. (Refer to Note 10 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.) This investment is susceptible to changes in the financial condition or prospects of the companies underlying these investments. We expect that some or all of the assets in which FATV is invested will experience a "liquidity event" (i.e., there will be a disposition of the assets generating cash distributions to FATV's investors, including the Company), the timing of any such liquidity event is uncertain, and the value realized for any of the investment assets is similarly uncertain. Even if this investment proves to be profitable, it may be several years or longer before any profits can be realized in cash. If we choose or are required to accelerate an exit in this investment, we may realize substantially less in proceeds than if we had monetized the investment through the harvesting of the underlying portfolio companies.

        Our infrastructure may malfunction or fail.    Our financial, accounting or other data processing systems may fail to operate properly or become disabled as a result of events that are wholly or partially beyond our control, including a disruption of electrical or communications services or our inability to occupy one or more of our buildings. If any of these systems do not operate properly or are disabled or if there are other shortcomings or failures in our internal processes, people or systems, we could suffer financial loss and impairment to our liquidity, as well as, regulatory intervention or reputational damage.

        In addition, our operations may be adversely impacted by a disruption in the infrastructure that supports us and the communities in which we are located. This may include a disruption involving electrical, communications, transportation or other services used by us or third parties, whether due to fire, other natural disaster, power or communications failure, act of terrorism or war or otherwise.

        Our operations also rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact. If one or more of such events occur, this could potentially jeopardize information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations. We may be required to expend additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us.

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

        Our exposure to legal liability is significant. Damages that we may be required to pay could materially adversely affect our financial position and/or our results of operations.    Due to the nature of the Company's previous business operations, the Company and its subsidiaries have been exposed to risks associated with a variety of legal proceedings and claims. These include litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory, securities trading or other transactional activities, client account activities, mortgage lending, employment matters and stockholder claims. Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company's financial position. These proceedings and claims typically involve associated legal costs incurred by the Company in connection with defending against these matters, which could be significant. In recent years, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have been increasing. We have been in the past, and are currently, subject to a variety of litigation, most of which we consider to be routine. Risks inherent in our prior business activities include potential liability under securities, mortgage lending or other laws. We are also at risk for employment-based claims alleging discrimination, harassment, wrongful discharge or breach of an employment agreement or other contractual arrangement, among other things, and seeking recoupment of compensation claimed to be owed (whether for cash or forfeited equity awards), and other damages, including demands for payment by each of our former Chief Executive Officer and former Chief Operating Officer for payments under their retention plan agreements, as described below. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time.

        In August 2012, the Company adopted the Senior Management Compensation and Retention Plan ("Retention Plan"). Our former Chief Executive Officer and former Chief Operating Officer, each of whom had entered into an agreement with the Company under the Retention Plan, were terminated as employees by the Company in May 2013. Each of them has made a demand for payment of severance payments under certain "change in control" provisions in his respective retention plan agreement, and following the Company's rejection of their demands, commenced an arbitration proceeding on September 17, 2013 before FINRA seeking money damages in an approximate amount of $7.9 million, vesting of unvested equity awards and other relief, all of which they claim are due as a result of their respective terminations. The Company has determined that no severance payments or other benefits based upon a "Change in Control" (as defined in the applicable agreements) are due to these former officers inasmuch as the Company has concluded that no "Change in Control" has occurred. We believe that these individuals' claims that a Change in Control has occurred are without merit. A FINRA hearing of the matter is currently expected to occur in the summer of 2014.

        Pursuant to his employment agreement, in the absence of a Change in Control, Mr. Hughes would have been entitled to a severance payment of $750,000 (not accrued at December 31, 2013), and pursuant to his Restricted Stock Award Agreement, Mr. Griff would have been entitled to vesting of 20,833 unvested shares of restricted stock, subject in each case to the execution and delivery within a specified time period (and non-revocation) of a release of claims against the Company and continued compliance with certain restrictive covenants. These conditions were not satisfied.

        No amounts in respect of Messrs. Hughes' and Griff's claims have been accrued as of December 31, 2013, and we consider all unvested equity awards previously held by them to have been forfeited.

        Our previous activities as underwriter on underwritings or as advisor for mergers and acquisitions and other transactions involved complex analysis and the exercise of professional judgment, including rendering "fairness opinions" in connection with mergers and other transactions. Those activities may have subjected us to the risk of significant legal liabilities to our clients and aggrieved third parties, including stockholders of our clients who could bring securities class action lawsuits against us.

        As a result of the foregoing factors, we have in the past, and are reasonably likely to in the future, incur significant legal and other expenses in defending against litigation and may be required to pay substantial damages for settlements and adverse judgments. Substantial legal liability or significant regulatory action against us could have a material adverse effect on our financial position or results of operations.

        See also Part II, Item 1, "Legal Proceedings."

        We may be required to register under the Investment Company Act of 1940, which could increase the regulatory burden on us and could negatively affect the price and trading of our securities.    We may be required to register as an investment company under the Investment Company Act of 1940 (the "40 Act") and analogous state law. We do not propose to, nor do we hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities, and our Board of directors has passed a resolution to this effect. Nevertheless, if we are required to register as an investment company, either immediately or at some point in the future, there would be an increased regulatory burden on us which would negatively affect our financial position and results of operations.

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

        We are also involved, from time to time, in other reviews, investigations, examinations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding our prior business activities, including, among other things, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Although no longer active, our broker-dealer subsidiaries are currently subject to both routine and unscheduled examinations and audits by FINRA while they remain registered as broker-dealers. These subsidiaries intend to submit Forms BDW to withdraw their registrations as broker-dealers from the SEC, self-regulatory organizations, and the states. Audits may result in any adverse findings by FINRA, and we may incur fines or other censure. The Company and its subsidiaries have received in the past, and while registered, may continue to receive in the future, inquiries and subpoenas from the SEC, FINRA, state securities regulators and other self-regulatory organizations. The Company does not always know the purpose behind these communications or the status or target of any related investigation. Some of these communications have, in the past, resulted in disciplinary actions which have sometimes included monetary sanctions, and citations for regulatory deficiencies. Substantial legal liability or regulatory action against us would likely have material adverse financial effects or cause significant reputational harm to us, which could seriously harm our business prospects.

        In connection with the sale of substantially all of the ClearPoint's assets to Homeward, we became subject to certain indemnification provisions, and retain the risk of loan putbacks and other related matters, for loans originated by ClearPoint existing prior to the closing of the Homeward Transaction.    On February 14, 2013, the Company and certain of its affiliates, including ClearPoint, entered into an Asset Purchase Agreement ("Purchase Agreement") with Homeward. This transaction closed on February 22, 2013. Pursuant to the Purchase Agreement, Homeward acquired substantially all of ClearPoint's assets and assumed certain liabilities of ClearPoint. The Purchase Agreement provides for customary indemnification provisions. In connection with the indemnification provisions, ClearPoint is required to maintain an escrow account of $5.0 million for a three-year period following the closing date, and the Parent has also provided for a guaranty of ClearPoint's indemnification obligations to Homeward, up to a maximum of an additional $2.5 million. Indemnity claims, if any, will be paid first from the escrow amount, and then, to the extent necessary, drawn upon the guaranty. If during the three-year period following the closing date, sums held in the escrow account are not available to satisfy indemnification claims, indemnity claims of Homeward will be paid under the guaranty up to a maximum of

$7.5 million. Any amounts paid under the guaranty will be released to the Company from the escrow account on a dollar-for-dollar basis (assuming funds are available).

        Outstanding claims which are expected to be paid from the escrow account in satisfaction of certain claims made by Homeward include (i) losses incurred in connection with two loan repurchase requests (currently estimated to be less than $0.1 million) and (ii) reimbursements of premiums received in connection with certain loans that refinanced within 180 days following the date of purchase by Homeward (approximately $0.1 million).

        In addition to the indemnification provisions related to the Homeward Transaction, in the ordinary course of business, ClearPoint also indemnified its other counterparties, against potential losses incurred by such parties including under its warehouse line agreements and loan sale agreements related to originated mortgage loans since inception (June 2008). Subsequent to the Homeward Transaction, ClearPoint paid approximately $0.1 million in satisfaction of its indemnification obligations under loan sale agreements related to losses incurred in connection with two repurchase requests from counterparties other than Homeward.

        ClearPoint maintains a reserve for the previously discussed loan repurchase and indemnification claims. At December 31, 2013 and December 31, 2012 this reserve was approximately $0.4 million and $0.4 million, respectively, and is included within Accounts payable and accrued expenses in the Consolidated Statements of Financial Condition.

        Historical losses are not necessarily indicative of losses which may be incurred in the future.

        Our subsidiaries, on which we depend to fund our obligations, are subject to restrictions and requirements that could hinder their ability to conduct operations and make payments to us.    We depend on dividends, distributions and other payments from our subsidiaries to fund our obligations. Regulatory and other legal restrictions limit our ability to transfer funds freely, either to or from our subsidiaries. In particular, our broker-dealer subsidiaries are subject to laws and regulations that authorize regulatory bodies to monitor and/or restrict the flow of funds to the parent holding company, or that prohibit such transfers altogether in certain circumstances. Gleacher Securities recently terminated its memberships associated with its prior self-clearing activities and is therefore no longer subject to FINRA Rule 4110(c)(2). Under this rule, Gleacher Securities was unable to make an unsecured advance or loan, pay a dividend or otherwise effect a similar distribution to the Parent and/or its affiliates in any rolling 35-calendar-day period, on a net basis, in excess of 10% of their "excess net capital," as defined under Rule 15c3-1 of the Exchange Act, without prior written FINRA approval. However, in particular, as registered broker-dealers, Gleacher Securities and Gleacher Partners must provide notice to FINRA and the SEC two days prior to any distributions that exceed in the aggregate in any 30 calendar day period, 30% of the broker-dealer's excess net capital. These laws and regulations may hinder our ability to access funds that we may need to make payments on our obligations. As previously mentioned, our broker-dealer subsidiaries intend to submit Forms BDW to withdraw their registrations as broker-dealers from the SEC, self-regulatory organizations, and the states. Withdrawal from registration becomes effective 60 days after the filing of Form BDW, unless a firm consents to a longer period or the SEC institutes a proceeding, delays or shortens the date of effectiveness, or otherwise imposes terms or conditions upon such withdrawal. If and when the withdrawals become effective, the rules relating to the withdrawal of capital will no longer apply. At December 31, 2013, our regulated broker-dealer subsidiaries held cash of approximately $32.1 million (of which $31.0 million was held at Gleacher Securities).

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

Risks Related to Ownership of Our Common Stock

        Provisions of our Certificate of Incorporation and Bylaws, agreements to which we are a party, laws and regulations to which we are subject could delay or prevent a change in control of our company.    Our charter and bylaws contain provisions whose application could have the effect of deterring a takeover or other offer for our securities. Any such actions, together with provisions of our Certificate of Incorporation and Bylaws, as well as Delaware law, could make efforts by stockholders to change our Board of Directors or management more difficult.

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

        Also, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may, unless other criteria are met, prohibit large stockholders, in particular those owning 15% or more of the voting rights of our common stock, from, among other things, merging or combining with us for a prescribed period of time.

        In addition, our brokerage subsidiaries are heavily regulated, and some of our regulators require that they approve transactions, that could result in a change of control, as defined by the then-applicable rules of our regulators. So long as these subsidiaries remain registered broker-dealers, the requirement that this approval be obtained may prevent or delay transactions that would result in a change of control.

        Our stock price may fluctuate experience greater volatility.    With the announcement of our intention to dissolve, our progress toward a planned dissolution and ultimate liquidation could become the subject of considerable speculation, especially regarding the timing and amounts of any liquidating distributions and the lingering possibility of an alternative transaction. Speculation, and market activity influenced by speculation, may bear little resemblance to the actual facts or value of the company. This could make it more difficult for you to sell your shares at a price approximating its inherent value or at all.

        Because MatlinPatterson FA Acquisition LLC, a Delaware limited liability company ("MatlinPatterson"), and Eric J. Gleacher each controls a significant percentage of the voting power of our common stock, they can exert considerable influence over the Company.    As of March 17, 2014, MatlinPatterson controlled approximately 29% of the voting power of our common stock and Mr. Eric J. Gleacher, our former

Chairman, controlled approximately 12% of the voting power of our common stock. Either MatlinPatterson or Mr. Gleacher, acting together or alone, can exert considerable influence over corporate actions requiring stockholder approval. As a result, it may be difficult for other investors to affect the outcome of any stockholder vote.

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

        We have granted rights to certain of our stockholders, with respect to registration under the Securities Act of the offer and sale of our common stock. These rights include both "demand" registration rights, which require us to file a registration statement if asked by such holders, as well as incidental, or "piggyback," registration rights granting the right to such holders to be included in a registration statement filed by us. As of March 17, 2014, there were approximately 2.5 million shares of our common stock to which these rights pertain. These sales might impact the liquidity of our common stock making it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

        In addition, a strategic transaction (in lieu of dissolution and liquidation), may entail issuing additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to purchase or receive, common stock. The issuance of any additional shares of common stock or securities convertible into or exchangeable for common stock or that represent the right to purchase or receive common stock, or the exercise of such securities, could be substantially dilutive to holders of our common stock. Such sales or offerings could result in increased dilution to our stockholders. The market price of our common stock could decline as a result of sales of, or an expectation of sales of, shares of our common stock or securities convertible into or exchangeable for common stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties

        A list of principal office locations as of December 31, 2013 is as follows:

    New York, NY (approximately 2,000 square feet)
    Albany, NY (approximately 3,000 square feet)
    Waltham, MA (approximately 1,000 square feet)

Item 3.    Legal Proceedings

        The Company is not a party to any legal proceeding required to be disclosed in this Annual Report on Form 10-K per applicable SEC regulations. For further discussion regarding litigations and arbitrations, refer to Note 17 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Item 4.    Mine Safety Disclosures

        None

PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

        The Company's common stock trades on The NASDAQ Global Market under the symbol "GLCH." As of February 28, 2014 there were approximately 140 holders of record of the Company's common stock. No dividends have been declared or paid on our common stock since February 2005. Refer to Part I, Item I "Business Overview" for discussion regarding the Company's proposed dissolution and liquidation.

        The following table sets forth the high and low sales prices for the common stock during each quarter for the fiscal years ended.

	Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
2013
Stock Price Range
High	$19.60	$17.60	$14.18	$13.70
Low	10.00	11.00	12.81	9.94
2012
Stock Price Range
High	$37.60	$27.80	$19.60	$16.40
Low	25.00	10.60	13.00	12.60

        On May 30, 2013, the Company implemented a reverse stock split of its shares of common stock at a ratio of 1-for-20. As a consequence of the reverse stock split, every 20 shares of the Company's outstanding common stock were combined into one share, without any change to the par value per share. All share and share-related information herein has been adjusted, to the extent necessary, to reflect this reverse stock split.

Issuance of Unregistered Securities

        There were no undisclosed issuances of unregistered equity securities during the year ended December 31, 2013.

Issuer Purchases of Equity Securities

        In February 2013, the Board of Directors renewed the Company's share repurchase program, authorizing up to $10 million in additional repurchases of Company common stock. No shares have been repurchased since the renewal of this program. This program expired on March 13, 2014 and has not been renewed.

Stockholder Return Performance Presentation

        Set forth below are line graphs comparing the yearly change in cumulative total stockholder return on our common stock against cumulative total return of the Standard & Poor's 500 and Standard & Poor's 500 Financials Indices, assuming an investment of $100 on December 31, 2008.

        The following table has been included for the period of five fiscal years, commencing December 31, 2008 and ending December 31, 2013:

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

For the years ended December 31, In thousands, except for per share amounts)	2013	2012	2011	2010	2009
Statement of Operations Data:
Total revenues	$1,933	$2,082	$4,062	$(2,018)	$3,609
Total expenses	29,542	29,088	23,233	46,018	21,734

Loss before income taxes, discontinued operations	(27,609)	(27,006)	(19,171)	(48,036)	(18,125)
Income tax (benefit)/expense	(1,082)	22,940	(7,422)	(19,848)	(28,089)

(Loss)/income from continuing operations	(26,527)	(49,946)	(11,749)	(28,188)	9,964
(Loss)/income from discontinued operations, net of taxes	(73,005)	(27,744)	(70,375)	7,567	44,956

Net (loss)/income	$(99,532)	$(77,690)	$(82,124)	$(20,621)	$54,920
Basic (loss)/income per share:
Continuing operations	$(4.33)	$(8.40)	$(1.90)	$(4.65)	$2.06
Discontinued operations	(11.93)	(4.66)	(11.40)	1.25	9.28

Net (loss)/income per share	$(16.26)	$(13.06)	$(13.30)	$(3.40)	$11.34

Diluted (loss)/income per share:
Continuing operations	$(4.33)	$(8.40)	$(1.90)	$(4.65)	$1.91
Discontinued operations	(11.93)	(4.66)	(11.40)	1.25	8.63

Diluted (loss)/income per share	$(16.26)	$(13.06)	$(13.30)	$(3.40)	$10.54

December 31, (In thousands, except for per share amounts)	2013	2012	2011	2010	2009
Balance Sheet Data:
Total assets	$95,964	$1,229,306	$3,303,556	$1,657,932	$1,216,163
Mandatorily redeemable preferred stock	—	—	—	—	24,419
Subordinated debt	409	595	801	909	1,197
Stockholders' equity	83,854	180,995	259,123	346,159	328,985

Other data:
Cash dividend per share	—	—	—	—	—
Book value per share	13.58	29.09	42.87	52.92	52.91

Reclassification

        Certain amounts in operating results for 2009 through 2012 have been reclassified to conform to the 2013 presentation with no impact to previously reported net (loss) / income or stockholders' equity. This includes the prior period results of the Investment Banking, MBS &Rates, Credit Products and ClearPoint divisions, which are now being reported as discontinued operations.

        In addition, certain items which have previously been reported within the Company's Other segment have been reclassified as discontinued operations, as follows:

(In thousands of dollars)	2013		2012	2011	2010	2009
Items reclassified as discontinued operations
Revenue
Net interest income	$574		$5,627	$6,330	$7,339	$9,928
Investment banking	—		—	—	—	1,196
Gain from bargain purchase—ClearPoint acquisition	—		—	2,330	—	—

	574		5,627	8,660	7,339	11,124

Expenses
Compensation expense	2,717		7,870	6,826	9,178	6,755
Professional fees	733		2,243	1,162	1,631	1,047
Occupancy expense	1,458		1,753	998	4,902	1,776
Goodwill and intangible asset impairment	—	(1)	21,533	82,045	3,699	3,622
Communications and data processing	356		727	1,271	592	284
Other	488		406	526	2,258	942

Total expenses:	5,752		34,532	92,828	22,260	14,426

Net items reclassified to discontinued operations	$(5,178)		$(28,905)	$(84,168)	$(14,921)	$(3,302)

(1)
Impairment of intangible assets of $3.9 million for the year ended December 31, 2013, recognized in connection with the Company's exits from Investment Banking, Fixed Income and ClearPoint is recorded as restructuring expense and included within discontinued operations (Refer to Notes 21 and Note 22 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K).

GLEACHER & COMPANY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. These statements are not historical facts but instead represent the Company's belief or plans regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company's control. These statements include, for example, the expectations regarding the Company's proposed dissolution, further discussed below. The Company's forward-looking statements are subject to various risks and uncertainties, including the risks and factors identified herein and in other public disclosures made by the Company from time to time, including in the Company's periodic and current reports and other filings with the Securities and Exchange Commission. As a result, the Company's actual results may differ materially from those expressed or implied by these forward-looking statements. Readers are cautioned that these forward-looking statements, including, without limitation, statements regarding the dissolution and liquidation of the Company, the availability, amount or timing of liquidating distributions to stockholders, the adequacy of reserves established to satisfy the Company's obligations, the belief that there is a reasonable possibility that a portion of the contingency reserves will ultimately be distributed to the stockholders and the possibility that an alternative, value-creating transaction may be proposed, and other statements contained herein that are not historical facts, are only estimates or predictions. You are cautioned not to place undue reliance on any forward-looking statements. The Company does not undertake to update any of its forward-looking statements.

        As used herein, the terms "Company," "Gleacher," "we," "us," or "our" refer to Gleacher & Company, Inc. and its subsidiaries.

        Any forward-looking statement should be read and interpreted together with any cautionary statements we make publicly, and in particular those made in this report, including:

  •
  the description of our business contained in this report under Item 1, "Business,"

  •
  the risk factors contained in this report under Item 1A, "Risk Factors,"

  •
  the discussion of our legal proceedings contained in this report under Item 3, "Legal Proceedings,"

  •
  the discussion of our analysis of financial condition and results of operations contained in this report under this Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations,"

  •
  the discussion of market, credit, operational and other risks impacting our business contained in this report under Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," and

  •
  the notes to the consolidated financial statements contained in this report under Item 8, "Financial Statements and Supplementary Data."

        In reviewing the financial statements, data and other information contained in this annual report, readers are directed to the disclosures under the caption "Business Overview—Planned Dissolution and Liquidation" and elsewhere herein with respect to the approval by the Company's Board of Directors of a plan to dissolve the Company and liquidate its assets. In accordance with accounting principles generally accepted in the United States, pending stockholder approval of such plan, no adjustments have been made to the financial statements or other financial data contained herein to reflect that plan.

Business Overview

        Gleacher & Company, Inc. (the "Parent" and together with its subsidiaries, "Gleacher" or the "Company") is incorporated under the laws of the State of Delaware. The Company's common stock is traded on The NASDAQ Global Market ("NASDAQ") under the symbol "GLCH."

        The Company recently announced that, after an extensive evaluation of other alternatives, its Board of Directors has determined that it is in the best interests of the Company's stockholders that the Company dissolve, liquidate and distribute to stockholders its available assets.

Planned Dissolution and Liquidation

        As previously announced, the Company has been engaged in a lengthy and intensive evaluation of potential strategic alternatives in order to preserve and maximize stockholder value. Those potential alternatives included (i) pursuing a strategic transaction with a third party, such as a merger or sale of the Company; (ii) the reinvestment of the Company's liquid assets in favorable opportunities; and (iii) dissolving the Company, winding down its remaining operations and distributing its net assets to its stockholders, after making appropriate reserves for liabilities and expenses. The Board of Directors and the Company, together with its external advisors, devoted substantial time and effort in seeking, identifying and pursuing opportunities and other alternatives to enhance stockholder value; however, that process had not at that time yielded any opportunities viewed by the Board as reasonably likely to provide greater realizable value to stockholders than the complete dissolution and liquidation of the Company.

        The Company's dissolution was unanimously approved by the Board of Directors on March 12, 2014, but is subject to stockholder approval. The Company intends to present this proposal to its stockholders of record as of April 21, 2014 at the 2014 Annual Meeting, currently scheduled for May 29, 2014. The Company will file prescribed proxy materials with the Securities and Exchange Commission in advance of that meeting. In connection with the dissolution, the Company intends to distribute to its stockholders all available cash other than as may be required to pay expenses and pay or make reasonable provision for known and potential claims and obligations of the Company, as required by applicable law. The Board of Directors' decision contemplates an orderly wind down of the Company's remaining business and operations, including the dissolution and winding-up of subsidiaries. If approved by the Company's stockholders, the Company intends to file a certificate of dissolution, pay, satisfy, resolve or make reasonable provisions for claims and obligations as well as anticipated costs associated with the Company's dissolution and liquidation, and seek to convert its remaining assets into cash or cash equivalents as soon as reasonable, practicable and financially prudent.

        If the Company's stockholders approve the proposal, the Company currently expects to make an initial liquidating distribution to stockholders of approximately $20 million ($3.23 per share). The Company expects to make this initial liquidating distribution as soon as practicable following receipt of stockholder approval and filing of a certificate of dissolution. The amount of this initial distribution reflects the Company's current liquid assets offset in part by provisions, or reserves, for future operating costs and expenses associated with dissolution and liquidation and, as required by law, for other known and potential claims and obligations. Delaware law requires that, in connection with a dissolution, the Company's Board of Directors make reasonable provision for known and potential claims and obligations of the Company and maintain those reserves until resolution of such matters, and similar legal requirements apply to our subsidiaries. The Board of Directors, in consultation with its advisors, has evaluated the liabilities, expenses, and known potential claims and obligations of the Company and its subsidiaries, as well as other matters, in order to estimate the amount that will be reserved. Insofar as the reserves required by applicable law exceed, in the view of the Board of Directors, the ultimate amounts the Company will likely be required to pay creditors, the Board of Directors believes there is a reasonable possibility that a portion of the reserves will ultimately be distributed to stockholders. The Board of Directors currently believes that these subsequent distributions could range between $40 million and $70 million ($6.47 and $11.32 per share), for a total aggregate distribution to stockholders ranging between $60 million and $90 million ($9.70 and $14.55 per share). The Board will evaluate the Company's reserves on a periodic basis and will approve liquidating distributions when and as it deems appropriate. Additional liquidating distributions will be made to the extent the required contingency reserves are released and upon the Company's non-cash assets being monetized, which would likely span a multi-year period. Further details regarding anticipated future distributions will be disclosed in the Company's proxy materials to be filed in connection with the Company's 2014 Annual Meeting.

        The amount distributable to stockholders, both initially and in total, may vary substantially from the amounts currently estimated based on many factors, including the resolution of outstanding known claims and obligations, the possible assertion of claims that are currently unknown to the Company, the ability to receive reasonable value when selling or otherwise monetizing its assets, including its investment in FA Technology Ventures L.P. ("FATV"), and costs incurred to wind down the Company's business. Further, if additional amounts are ultimately determined to be necessary to satisfy or make provision for any of these obligations, stockholders may receive substantially less than the current estimates.

        Until such time, if any, as the stockholders approve the Company's dissolution, and the Board of Directors decides, and instructs management, to proceed with a dissolution, the Company will continue to investigate and consider any feasible, alternative, value-creating transactions of which it becomes aware. If prior to its dissolution, the Company receives an offer for a transaction that, in the view of the Board, would be expected to provide superior value to stockholders than the value of the currently estimated distributions, taking into account factors that could affect valuation, including timing and certainty of payment or closing, proposed terms and other factors, the dissolution could be abandoned in favor of such a transaction, even if dissolution has been previously approved by the Company's stockholders.

Going Concern and Basis of Presentation

        As noted above, the Company's Board of Directors approved a dissolution and liquidation of the Company, subject to stockholder approval. In connection with this intention, the Company intends to distribute to its stockholders all available cash other than as may be required to pay or make reasonable provision for known and potential claims and obligations of the Company. The Board of Directors' decision also contemplates a further, orderly wind down of the Company's business and operations and, if approved by the Company's stockholders, the filing of a certificate of dissolution, among other matters. All of these factors raise substantial doubt about the Company's ability to continue as a going concern.

        Accounting principles generally accepted in the United States of America ("GAAP") require financial statements to be prepared on a going concern basis. A liquidation basis of accounting is only appropriate to the extent liquidation is imminent. In order to meet this criteria, among other factors, the plan for dissolving the Company, which would be followed by liquidation must be approved by the person or persons with the authority to make such a plan effective, which in this instance, is the Company's stockholders. If the plan of dissolution is approved by the Company's stockholders at the Company's 2014 Annual Stockholders Meeting, currently scheduled for May 29, 2014, the Company would then prospectively prepare its financial statements on a liquidation basis of accounting. The Company's accompanying financial statements contained within Item 8 of this Annual Report on Form 10-K, and the discussion and financial information contained herein, have been prepared on a going concern basis as liquidation currently is not imminent.

Discontinuation of Operations and Appointment of Capstone Advisory Group, LLC

        The Company has no meaningful revenue-producing operations. In the first quarter of 2013, the Company operated an investment banking business, predominately fixed-income sales and trading and financial advisory services, through three principal business units: Investment Banking, MBS & Rates and Credit Products. The Company also engaged in residential mortgage lending operations through its subsidiary ClearPoint Funding, Inc. ("ClearPoint").

        During the second quarter of 2013, the Company's Board of Directors approved plans to discontinue operations in its MBS & Rates (including RangeMark Financial Services ("RangeMark")) and Credit Products divisions (together, "Fixed Income" or the "Fixed Income businesses") as well as, later in the quarter, its Investment Banking division. Exiting these businesses impacted approximately 150 employees. The ClearPoint business was discontinued, and the business sold to Homeward Residential, Inc. ("Homeward") in February 2013 (the "Homeward Transaction"). In addition, in the third quarter of 2011, the Company exited the Equities business. Exiting the Equities business impacted 62 employees. As of March 17, 2014, the Company had 13 employees.

        On May 31, 2013, the Board of Directors appointed Christopher J. Kearns of Capstone Advisory Group, LLC ("Capstone") as the Company's Chief Restructuring Officer and Chief Executive Officer. The Company also entered into an agreement with Capstone and Mr. Kearns, pursuant to which Capstone was engaged to provide a number of services to the Company, including (i) evaluating and implementing, subject to the approval of the Company's Board of Directors, the chosen course of action to preserve asset value and maximize recoveries to stockholders under the circumstances; (ii) overseeing the operations of the Company through execution of the selected course of action; (iii) ascertaining personnel and potential funding required and taking key steps to effectuate the selected course of action; and (iv) soliciting and evaluating expressions of interest in certain assets of the Company and effectuating such sales where appropriate and practical under the circumstances.

FINANCIAL OVERVIEW

        The Company prepares its consolidated financial statements using accounting principles generally accepted in the United States of America ("GAAP"). These consolidated financial statements are contained within Item 8 of this Annual Report on Form 10-K. The prior period results of the Company's Investment Banking, Fixed Income and ClearPoint divisions have been reclassified to discontinued operations in order to conform to the current year presentation.

        The financial results set forth in the following table may not be representative of future results due to recent developments described under Item 1, "Business—Overview" and elsewhere in this Annual Report on Form 10-K.

Results of Operations

	Years ended December 31,
	2013	2012	2011
Revenues
Investment gains, net	$1,267	$1,233	$2,996
Fees and other	666	849	1,066

Total revenue	1,933	2,082	4,062

Expenses
Compensation and benefits	9,098	13,053	12,017
Professional fees	11,184	9,643	4,503
Settlement of arbitration and other claims	3,146	—	—
Communications and data processing	1,181	1,935	2,105
Occupancy, depreciation and amortization	1,349	1,577	1,346
Other	3,584	2,880	3,262

Total expenses	29,542	29,088	23,233

Loss from continuing operations before income taxes and discontinued operations	(27,609)	(27,006)	(19,171)
Income tax (benefit)/expense	(1,082)	22,940	(7,422)

Loss from continuing operations	(26,527)	(49,946)	(11,749)
Loss from discontinued operations, net of taxes (Refer to Note 22 contained in Item 8 of this Annual Report on Form 10-K)	(73,005)	(27,744)	(70,375)

Net loss	$(99,532)	$(77,690)	$(82,124)

Years Ended December 31, 2013 and 2012

Revenues

        As previously mentioned, the Company has no meaningful revenue-producing operations. Revenues are currently earned from investment gains and losses of the Company's legacy investments. Refer to Note 10 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K. In addition, the Company may recognize other miscellaneous income, including revenues related to the clawback of certain stock-based compensation grants subject to non-competition provisions.

        For the year ended December 31, 2013, net revenue from continuing operations was $1.9 million, relatively unchanged compared to the year ended December 31, 2012.

Expenses

        Expenses for the year ended December 31, 2013 of $29.5 million increased $0.4 million, or 1.6%, compared to $29.1 million for the year ended December 31, 2012.

        Compensation and benefits expense from continuing operations for the year ended December 31, 2013 of approximately $9.1 million, includes approximately $2.0 million of compensation associated with certain former administrative employees (including the Company's former Chief Executive Officer and Chief Operating Officer), incurred principally during the six months ended June 30, 2013. In addition, compensation and benefits expense for the year ended December 31, 2013 includes (i) approximately $2.7 million incurred in connection with the Company entering into retention agreements with Company employees, including with the Company's General Counsel and Secretary, and its Controller and (ii) approximately $0.4 million of fees paid to Capstone associated with services provided by

Mr. Christopher J. Kearns in connection with his role as the Company's Chief Restructuring Officer and Chief Executive Officer. Compensation and benefits expense declined when compared to the prior year due to lower average headcount, resulting from the previously mentioned headcount reductions in administrative functions due to the Company's restructuring that occurred in the second quarter of 2013.

        Professional fees of $11.2 million for the year ended December 31, 2013 increased by approximately $1.5 million when compared to the year ended December 31, 2012. Included within professional fees for the year ended December 31, 2013 were reimbursements to MatlinPatterson of approximately $1.1 million incurred in connection with the preparation, distribution and solicitation of their proxy materials associated with the 2013 Annual Meeting of Stockholders and advisory fees paid to Capstone of approximately $1.8 million, which excludes the previously mentioned fees within compensation and benefits. In addition, in the 2013 period, the Company has incurred legal fees in connection with matters associated with the terminations of its former Chief Executive Officer and Chief Operating Officer, as well as legal fees incurred in connection with the settlement of compensation and other claims brought by a former employee (both matters of which are further described within Note 17 contained in Item 8 of this Annual Report on Form 10-K), higher legal fees associated with the Company's 2013 Annual Meeting of Stockholders and other matters. Offsetting these increases were lower fees incurred in connection with the Company's strategic review process which were approximately $1.3 million for the year ended December 31, 2013 (and includes approximately $1.0 million prior to the Company's restructuring in the second quarter of 2013), compared to approximately $2.7 million for the prior year. The 2012 period (but not the 2013 period) also includes approximately $2.8 million of consulting fees associated with the Company's exploration of launching an asset management business.

        During the year ended December 31, 2013, the Company recorded a charge of approximately $3.2 million in connection with the settlement of compensation and other claims brought by a former employee. Refer to Note 17 contained in Item 8 of this Annual Report on Form 10-K for additional information.

        Communications and data processing expense of $1.2 million for the year ended December 31, 2013 decreased by 39.0%, or $0.8 million, primarily due to ongoing cost reductions in connection with the Company's restructuring.

        Occupancy and depreciation expense of $1.4 million for the year ended December 31, 2013 remained relatively unchanged compared to the year ended December 31, 2012.

        Other expenses of $3.6 million for the year ended December 31, 2013 increased $0.7 million, or 24.4%, compared to the year ended December 31, 2012. During the fourth quarter of 2013, the Company recorded a non-cash charge of approximately $0.7 million related to a reduction of an indemnification receivable, associated with an uncertain tax position for which the statute of limitations has expired (of which this charge is offset by a benefit recorded within the Company's provision for income taxes). Other expenses for the year ended December 31, 2013 also includes a charge of $0.4 million related to a reserve taken on an outstanding loan receivable. Partially offsetting these items were prior year miscellaneous expenses of $0.2 million associated with the Company's strategic review process, as well as other miscellaneous items.

Income Taxes

Year Ended December 31, 2013

        The Company provided for a full valuation allowance against the net operating losses ("NOLs") generated during the year ended December 31, 2013. The Company's pre-tax NOL at December 31, 2013 is estimated to be approximately $159 million. In the event that the Company experiences an ownership change under Internal Revenue Code Section 382, the Company's NOLs would be fully impaired (reduced nearly to zero). Absent an ownership change, including in the event of a dissolution, the Company's NOLs would be available to offset any income it may recognize, if any. The Company's income tax benefit from continuing operations of $1.1 million for the year ended December 31, 2013 is primarily due to the reduction of an uncertain tax position of approximately $0.7 million due to the expiration of the statute of limitations and provision to return adjustments of approximately $0.5 million.

Year Ended December 31, 2012

        In the second quarter of 2012, the Company entered into a three-year cumulative loss position. This cumulative loss position, along with other evidence, merited the establishment of a valuation allowance against the deferred tax assets.

        Income tax expense from continuing operations for the year ended December 31, 2012 was $22.9 million and was primarily due to the establishment of a valuation allowance against substantially all of the Company's deferred tax assets, of which a substantial portion has been allocated to continuing operations.

Net Loss

        The Company reported a net loss from continuing operations of $26.5 million and $49.9 million for the years ended December 31, 2013 and 2012, respectively. Net loss per share from continuing operations was $4.33 and $8.40 for the years ended December 31, 2013 and 2012, respectively. Loss from discontinued operations, net of taxes for the years ended December 31, 2013 and 2012 were $73.0 million (or $11.93 per share) and $27.7 million (or $4.66 per share), respectively.

Years Ended December 31, 2012 and 2011

Revenues

        For the year ended December 31, 2012, net revenue from continuing operations was $2.1 million, compared to $4.1 million for the year ended December 31, 2011. The decrease in net revenue was due to changes in the fair value of the Company's investments and lower fees and other.

Expenses

        Expenses for the year ended December 31, 2012 of $29.1 million increased $5.9 million, or 25.2%, compared to $23.2 million for the year ended December 31, 2011.

        Compensation and benefits expense from continuing operations of $13.1 million for the year ended December 31, 2012 increased by approximately $1.0 million when compared to the year ended December 31, 2011. The increase was primarily related to a full year of amortization of stock-based compensation during the year ended December 31, 2012, related to awards granted to the Company's former CEO and former COO in connection with their hiring in the second and third quarter of 2011, respectively.

        Professional fees of $9.6 million for the year ended December 31, 2012 increased by approximately $5.1 million when compared to the year ended December 31, 2011. This increase was a result of fees incurred with the Company's strategic review process of approximately $3.0 million, as well as approximately $2.8 million of consulting fees associated with the Company's exploration of launching an asset management business. Partially offsetting these items were recruiting fees paid in connection with the hiring of our former CEO during the year ended December 31, 2011.

        Communications and data processing expense of $1.9 million for the year ended December 31, 2012 remained relatively unchanged compared to the year ended December 31, 2011

        Occupancy and depreciation expense of $1.6 million for the year ended December 31, 2012 also remained relatively unchanged compared to the year ended December 31, 2011.

        Other expenses of $2.9 million for the year ended December 31, 2012 decreased $0.4 million, or 11.7%, compared to the year ended December 31, 2011, primarily due to lower accruals for capital-based taxes.

Income Tax Expense (Benefit)

Year Ended December 31, 2012

        Income tax expense from continuing operations for the year ended December 31, 2012 was $22.9 million and was primarily due to the previously mentioned establishment of a valuation allowance against substantially all of the Company's deferred tax assets, of which a substantial portion has been allocated to continuing operations.

Year Ended December 31, 2011

        The Company's effective income tax rate from continuing operations for the year ended December 31, 2011 of 38.7% resulted in an income tax benefit of approximately $7.4 million. The Company's tax rate differs from the federal statutory rate of 35% primarily due to state and local taxes, partially offset by provision to return adjustments.

Net Loss

        The Company reported a net loss from continuing operations of $49.9 million and $11.7 million for the years ended December 31, 2012 and 2011, respectively. Net loss per share from continuing operations was $8.40 and $1.90 for the years ended December 31, 2012 and 2011, respectively. Loss from discontinued operations, net of taxes for the years ended December 31, 2012 and 2011 were $27.7 million (or $4.66 per share) and $70.4 million (or $11.40 per share), respectively.

Discontinued Operations

        During the second quarter of 2013, the Board of Directors of the Company approved plans to discontinue its Investment Banking and Fixed Income businesses. In addition, during the first quarter of 2013, substantially all of ClearPoint's assets were sold to Homeward (resulting in a loss of approximately $1.1 million). As a result of these exits, the results of these businesses have been classified as discontinued operations.

        Discontinued operations also include residual profits and losses related to the Equities division due to the Company's decision to exit this business on August 22, 2011.

        Amounts reflected in the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 related to these discontinued operations are presented in the following table.

(In thousands of dollars)	2013		2012	2011
Net revenue
Investment Banking	$15,056		$27,441	$26,610
MBS & Rates	(4,412)		40,638	103,858
Credit Products	13,049		74,432	71,056
ClearPoint	4,356		53,375	46,924
Equities division	76		54	13,064
Other items reclassified from continuing operations	574	(1)	5,627 (1)	8,660	(1)

Total net revenue	28,699		201,567	270,172

Total expenses (excluding restructuring expense)
Investment Banking	12,633		22,863	24,320
MBS & Rates	11,003		40,511	70,738
Credit Products	14,521		70,687	61,318
ClearPoint	6,611		59,265	50,610
Equities division	169		98	31,714
Other items reclassified from continuing operations	5,752	(1)	34,532 (1)	92,828	(1)

Total expenses (excluding restructuring expense)	50,689		227,956	331,528

(Loss)/income from discontinued operations before income taxes (excluding restructuring expense)
Investment Banking	2,423		4,578	2,290
MBS & Rates	(15,415)		127	33,120
Credit Products	(1,472)		3,745	9,738
ClearPoint	(2,255)		(5,890)	(3,686)
Equities division	(93)		(44)	(18,650)
Other items reclassified from continuing operations	(5,178)		(28,905)	(84,168)

Subtotal	(21,990)		(26,389)	(61,356)
Restructuring expense	(50,830	)(2)	447 (2)	(7,094	)(2)

Loss from discontinued operations before income taxes	(72,820)		(25,942)	(68,450)
Income tax expense	185		1,802	1,925

Loss from discontinued operations, net of taxes	$(73,005)		$(27,744)	$(70,375)

(1)
Refer to Note 1 contained in Item 8 of this Annual Report on Form 10-K

(2)
Refer to Note 21 contained in Item 8 of this Annual Report on Form 10-K

        The Company's net revenue from operations now discontinued was $28.7 million, $201.6 million and $270.2 million for the years ended December 31, 2013 2012 and 2011, respectively.

        Net revenue for the year ended December 31, 2013 was $28.7 million, of which $31.4 million were generated during the first quarter, including all revenue from Investment Banking. The revenue generating capabilities of the Fixed Income businesses for the current year suffered from the uncertainties and adverse developments, summarized above and under Item I, "Business-Overview." Results of the MBS & Rates division reflect sales and trading losses, including losses on the wind down of the Company's financial instruments owned of $9.4 million. The sales and trading losses were partially mitigated by net interest income earned prior to the Company's restructuring. The Credit

Products division suffered significant declines in revenue upon the departure of approximately 20 professionals in mid-February 2013. Those and other subsequent departures, which further contributed to the Company's instability, had a material adverse impact on the Credit Products division's sales and trading activities.

        The pre-tax results from discontinued operations for the year ended December 31, 2013 (excluding restructuring expenses) was a loss of $22.0 million and was directly affected by the drastic decline in revenue. Discontinued operations for the year ended December 31, 2013 was also impacted by a restructuring charge of $50.8 million. Refer to "Liquidity and Capital Resources," below.

Financial Condition

        The Company's total assets at December 31, 2013 and December 31, 2012 were approximately $96.0 million and $1.2 billion, respectively. The 92.2% decline in assets was directly attributable to the sale of the Company's financial instruments owned in connection with its exit from the Fixed Income businesses during the second quarter of 2013. At December 31, 2013, the Company's assets were substantially comprised of cash and cash equivalents and investments.

Investments

        Included within total assets are investments of approximately $18.9 million and $20.5 million at December 31, 2013 and December 31, 2012, respectively. The Company's investments consist of interests in privately held securities, the valuations of which are based predominantly on unobservable inputs and are therefore classified as Level 3.

Investments—Quantitative Disclosure About Significant Unobservable Inputs

        The Company's investments are primarily associated with the Company's limited partnership investment in FATV of approximately $17.6 million (6 privately held companies) and $17.1 million (7 privately held companies) at December 31, 2013 and December 31, 2012, respectively. Refer to Note 10 within the footnotes to the consolidated financial statements contained within Item 8 of this Annual Report on Form 10-K for additional information.

Unobservable Inputs—December 31, 2013

Valuation Technique	Unobservable Input	Range (Weighted Average)
Market comparable companies	Enterprise value/Revenue multiple	2.7x–7.0x (5.5x)
	Discount applied to multiples	30%–35% (30%)
Venture capital method	Enterprise value/EBITDA multiple	5.0x
	Discount applied to enterprise value	55%

Unobservable Inputs—December 31, 2012

Valuation Technique	Unobservable Input	Range (Weighted Average)
Market comparable companies	Enterprise value/Revenue multiple	4.3x–6.7x (5.7x)
	Discount applied to multiples	25.0%–40.0% (22.0%)

        An increase in the enterprise value/revenue and EBITDA multiples would result in a higher fair value for these investments, whereas, an increase in the discounts applied would reduce fair value.

Restructuring Reserve

        In addition, during the year ended December 31, 2013, the Company paid approximately $38.1 million associated with its restructuring, including $21.5 million in connection with lease commitments (of which $19.5 million is associated with the Company's lease termination of its headquarters at 1290 Avenue of the Americas, New York, New York), $11.7 million in severance and $4.9 million related to the termination of third party vendor contracts. Refer to Note 21 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Proposed Dissolution and Liquidation

        As previously mentioned, the Company's Board of Directors has determined, after an extensive evaluation of other alternatives, that it is in the best interests of the Company's stockholders to dissolve, liquidate and distribute to stockholders its available assets. The Company's dissolution was unanimously approved by the Board of Directors on March 12, 2014, but is subject to stockholder approval. The Company intends to present this proposal to its stockholders of record as of April 21, 2014 at the 2014 Annual Meeting, currently scheduled for May 29, 2014. The Company will file prescribed proxy materials with the Securities and Exchange Commission in advance of that meeting. In connection with the dissolution, the Company intends to distribute to its stockholders all available cash other than as may be required to pay expenses and pay or make reasonable provision for known and potential claims and obligations of the Company, as required by applicable law. The Board of Directors' decision contemplates an orderly wind down of the Company's remaining business and operations, including the dissolution and winding-up of subsidiaries. If approved by the Company's stockholders, the Company intends to file a certificate of dissolution, pay, satisfy, resolve or make reasonable provisions for claims and obligations as well as anticipated costs associated with the Company's dissolution and liquidation, and seek to convert its remaining assets into cash or cash equivalents as soon as reasonable, practicable and financially prudent.

        If the Company's stockholders approve the proposal, the Company currently expects to make an initial liquidating distribution to stockholders of approximately $20 million ($3.23 per share). The Company expects to make this initial liquidating distribution as soon as practicable following receipt of stockholder approval and filing of a certificate of dissolution. The amount of this initial distribution reflects the Company's current liquid assets offset in part by provisions, or reserves, for future operating costs and expenses associated with dissolution and liquidation and, as required by law, for other known and potential claims and obligations. Delaware law requires that, in connection with a dissolution, the Company's Board of Directors make reasonable provision for known and potential claims and obligations of the Company and maintain those reserves until resolution of such matters, and similar legal requirements apply to our subsidiaries. The Board of Directors, in consultation with its advisors, has evaluated the liabilities, expenses, and known potential claims and obligations of the Company and its subsidiaries, as well as other matters, in order to estimate the amount that will be reserved. Insofar as the reserves required by applicable law exceed, in the view of the Board of Directors, the ultimate amounts the Company will likely be required to pay creditors, the Board of Directors believes there is a reasonable possibility that a portion of the reserves will ultimately be distributed to stockholders. The Board of Directors currently believes that these subsequent distributions could range between $40 million and $70 million ($6.47 and $11.32 per share), for a total aggregate distribution to stockholders ranging between $60 million and $90 million ($9.70 and $14.55 per share). The Board will evaluate the Company's reserves on a periodic basis and will approve liquidating distributions when and as it deems appropriate. Additional liquidating distributions will be made to the extent the required contingency reserves are released and upon the Company's non-cash assets being monetized, which would likely span a multi-year period. Further details regarding anticipated future distributions will be disclosed in the Company's proxy materials to be filed in connection with the Company's 2014 Annual Meeting.

        The amount distributable to stockholders, both initially and in total, may vary substantially from the amounts currently estimated based on many factors, including the resolution of outstanding known claims and obligations, the possible assertion of claims that are currently unknown to the Company, the ability to receive reasonable value when selling or otherwise monetizing its assets, including its investment in FATV, and costs incurred to wind down the Company's business. Further, if additional amounts are ultimately determined to be necessary to satisfy or make provisions for any of these obligations, stockholders may receive substantially less than the current estimates.

        Until such time, if any, as the stockholders approve the Company's dissolution, and the Board of Directors decides, and instructs management, to proceed with a dissolution, the Company will continue to investigate and consider any feasible, alternative, value-creating transactions of which it becomes aware. If prior to its dissolution, the Company receives an offer for a transaction that, in the view of the Board, would be expected to provide superior value to stockholders than the value of the currently estimated distributions, taking into account factors that could affect valuation, including timing and certainty of payment or closing, proposed terms and other factors, the dissolution could be abandoned in favor of such a transaction, even if dissolution has been previously approved by the Company's stockholders.

Ability to Access Capital—Broker Dealer Subsidiaries

        Our regulated broker-dealer subsidiaries are subject to various laws and regulations including those that authorize regulatory bodies to monitor and/or restrict, in certain circumstances, the flow of funds to the parent holding company or any other affiliates. Such regulations may prevent the Parent from withdrawing capital from our regulated broker-dealer subsidiaries when and as needed to conduct business activities or satisfy the obligations of the Parent and/or any of its subsidiaries. Gleacher Securities recently terminated its memberships associated with its prior self-clearing activities and is therefore no longer subject to FINRA Rule 4110(c)(2). Under this rule, Gleacher Securities was unable to make an unsecured advance or loan, pay a dividend or otherwise effect a similar distribution to the Parent and/or its affiliates in any rolling 35-calendar-day period, on a net basis, in excess of 10% of "excess net capital," as defined under Rule 15c3-1 of the Exchange Act, without prior written FINRA approval. However, in particular, as registered broker-dealers, Gleacher Securities and Gleacher Partners must provide notice to FINRA and the SEC two days prior to any distributions that exceed in the aggregate in any 30 calendar day period, 30% of the broker-dealer's excess net capital. As previously mentioned, the broker-dealer subsidiaries intend to submit Forms BDW to withdraw their registrations as broker-dealers from the SEC, self-regulatory organizations, and the states. Withdrawal from registration becomes effective 60 days after the filing of Form BDW, unless a firm consents to a longer period or the SEC institutes a proceeding, delays or shortens the date of effectiveness, or otherwise imposes terms or conditions upon such withdrawal. If and when the withdrawals become effective, the rules relating to the withdrawal of capital will no longer apply. At December 31, 2013, our regulated broker-dealer subsidiaries held cash of approximately $32.1 million (of which $31.1 million was held at Gleacher Securities).

Restructuring Charge—Exit from Various Businesses

        In connection with the Company's exits from Investment Banking (second quarter of 2013), Fixed Income (second quarter of 2013), ClearPoint (first quarter of 2013) and Equities (third quarter of 2011), the Company recognized charges during the years ended December 31, 2013, 2012 and 2011 of approximately $50.8 million, (-$0.4) million and $7.1 million (of which $38.3 million, (-$0.4) million and

$5.4 million were cash expenditures), respectively. The major costs associated with these charges are as follows:

  •
  severance and other compensation costs of approximately $11.7 million, $0.0 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011 respectively;

  •
  termination of third-party vendor contracts and other costs of approximately $6.7 million, (-$0.2) million and $2.2 million for the years ended December 31, 2013, 2012 and 2011, respectively;

  •
  costs associated with exiting our lease commitments, including the Company's headquarters and other office locations of approximately $19.9 million, (-$0.1) million and $0.6 million, for the years ended December 31, 2013, 2012 and 2011, respectively;

  •
  non-cash charges related to the vesting of stock-based compensation and other deferred compensation of approximately $4.6 million, (-$0.1) million and $1.4 million for the years ended December 31, 2013, 2012 and 2011 respectively; and

  •
  non-cash charges related to the impairment of fixed assets, leasehold improvements, goodwill and intangible assets of approximately $7.9 million, $0.0 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011 respectively.

        As of December 31, 2013, the Company's remaining obligation associated with these exits was approximately $2.5 million, and was primarily related to costs associated with the termination of third party vendor contracts, and to a lesser extent, lease commitments. The Company expects the majority of its remaining liability to be settled within the next six months. No other material charges are expected to be incurred. The Company intends to satisfy the cash obligations associated with these exits from available cash on hand.

        Refer to Note 21 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Litigations and Arbitrations

        Arbitration—Thomas J. Hughes (former Chief Executive Officer) and John Griff (former Chief Operating Officer)

        In August 2012, the Company adopted the Senior Management Compensation and Retention Plan ("Retention Plan") and entered into related agreements with Thomas J. Hughes, our former Chief Executive Officer, and John Griff, our former Chief Operating Officer. Under the Retention Plan, termination of employment under certain circumstances in connection with the occurrence of a Change in Control, as defined by the Retention Plan, could trigger payments to the covered executive officers. In general, a cash payment would be required following an involuntary termination of employment by the Company (or a resignation by the covered executive officer for good reason, as defined) within six months before or two years after a Change in Control.

        Effective May 24, 2013, the employment of each of Thomas J. Hughes and John Griff was terminated by the Company. Messrs. Hughes and Griff each participated in the Retention Plan and had entered into a related retention plan agreement with the Company. To the extent a Change in Control had occurred by November 24, 2013 (six months after the applicable dates of termination), cash payments totaling approximately $7.0 million (and other incidental benefits) would have become payable to these former employees (subject to satisfaction by the former employees of certain conditions).

        Subsequent to the Company's termination of these former officers, Messrs. Hughes and Griff made a demand to the Company for benefits under the Retention Plan and their related agreements, and following the Company's rejection of their demand, commenced an arbitration proceeding on September 17, 2013 before the Financial Industry Regulatory Authority ("FINRA") seeking money damages in an approximate amount of $7.9 million, vesting of unvested equity awards and other relief, all of which they claim are due as a result of their respective terminations. The Company has determined that no severance payments or other benefits based upon a "Change in Control" (as defined in the applicable agreements) are due to these former officers inasmuch as the Company has concluded that no "Change in Control" has occurred. We believe that these individuals' claims that a Change in Control has occurred are without merit. A FINRA hearing of the matter is currently expected to occur in the summer of 2014.

        Pursuant to his employment agreement, in the absence of a "Change in Control," Mr. Hughes would have been entitled to a severance payment of $750,000 (not accrued at December 31, 2013), and pursuant to his Restricted Stock Award Agreement, Mr. Griff would have been entitled to vesting of 20,833 unvested shares of restricted stock, subject in each case to the execution and delivery within a specified time period (and non-revocation) of a release of claims against the Company and continued compliance with certain restrictive covenants. These conditions were not satisfied.

        No amounts in respect of Messrs. Hughes' and Griff's claims have been accrued as of December 31, 2013, and we consider all unvested equity awards previously held by them to have been forfeited.

Contingent Gains

        The Company has made claims against certain third parties for monetary damages. Recoveries, if any, made as a result of these claims could be material, although there can be no assurance that the Company will prevail in its claims or that any recoveries will be made. The Company would recognize any such recoveries once realized. In connection with these matters, the Company has, and may continue to, incur substantial expenses, including legal fees, in pursuing these claims.

Litigations and Arbitrations—General

        From time to time, the Company and its subsidiaries are involved in legal proceedings or disputes (See Part I—Item 3, Legal Proceedings).

        Due to the nature of the Company's prior business activities and ongoing operations, the Company and its subsidiaries have been exposed to risks associated with a variety of legal proceedings and claims. These include litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory, securities trading or other transactional activities, client account activities, mortgage lending and employment matters and stockholder claims. Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company's financial position. These proceedings and claims typically involve associated legal costs incurred by the Company in connection with defending against these matters, which could be significant. The Company has been in the past, and currently is, subject to a variety of claims and litigations arising from its former business activities and its ongoing operations, most of which it considers to be routine.

        Expenses associated with investigating and defending against legal proceedings can put a strain on the Company's cash resources. In addition, any fines, penalties, or damages assessed against the Company could also impact materially the Company's liquidity. As a result of their prior business activities and ongoing operations, the Company and its subsidiaries are also subject to both routine and unscheduled regulatory examinations of their prior business activities and investigations of securities industry practices by governmental agencies and self-regulatory organizations. In recent years, securities and mortgage lending firms have been subject to increased scrutiny and regulatory enforcement activity. Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries. As a result of prior business activities, the Company and its subsidiaries have received, and may receive in the future, inquiries and subpoenas from the SEC, FINRA, state regulators and other regulatory organizations. The Company does not always know the purpose behind these communications or the status or target of any related investigation. Some of these communications have, in the past, resulted in disciplinary actions which have sometimes included monetary sanctions and citations for regulatory deficiencies. To date, none of these communications have had a material adverse effect on the Company nor does the Company believe that any pending communications are likely to have such an effect. Nevertheless, there can be no assurance that any pending or future communications will not have a material adverse effect on the Company. In addition, the Company is at risk for employment-based claims alleging discrimination, harassment, wrongful discharge or breach of an employment agreement or other contractual arrangement, among other things. Employees could seek recoupment of compensation claimed (whether for cash or forfeited equity awards), severance payments, vesting of equity awards and other damages. These claims could involve significant amounts.

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

ClearPoint and Related Matters

        As previously mentioned, on February 14, 2013, the Company and certain of its affiliates, including ClearPoint, entered into an Asset Purchase Agreement ("Purchase Agreement") in connection with the Homeward Transaction. The Purchase Agreement, among other things, provides for customary indemnification provisions. Pursuant to these provisions, ClearPoint established an escrow account of $5.0 million for a three-year period following the closing date (February 22, 2016). The Parent has also provided for a guaranty of ClearPoint's indemnification obligations to Homeward, up to a maximum of $7.5 million, of which $5.0 million is payable by Parent under the guaranty only in limited circumstances in which, during the three-year period following the closing date, the sums held in the escrow account are not available to satisfy indemnification claims. Any amounts paid under the guaranty will be released to the Company from the escrow account on a dollar-for-dollar basis (assuming funds are available). Indemnity claims of Homeward, if any, will be paid first from the escrow account, and then, to the extent necessary, drawn upon the guaranty.

        Outstanding claims which are expected to be paid from the escrow account in satisfaction of certain claims made by Homeward include (i) losses incurred in connection with two loan repurchase requests (currently estimated to be less than $0.1 million) and (ii) reimbursements of premiums received in connection with certain loans that refinanced within 180 days following the date of purchase by Homeward (approximately $0.1 million).

        In addition to the indemnification provisions related to the Homeward Transaction, in the ordinary course of business, ClearPoint also indemnified its other counterparties, against potential losses incurred by such parties including under its warehouse line agreements and loan sale agreements related to originated mortgage loans since inception (June 2008). Subsequent to the Homeward Transaction, ClearPoint paid approximately $0.1 million in satisfaction of its indemnification obligations under loan sale agreements related to losses incurred in connection with two repurchase requests from counterparties other than Homeward.

        ClearPoint maintains a reserve for the previously discussed loan repurchase and indemnification claims. At December 31, 2013 and December 31, 2012 this reserve was approximately $0.4 million and $0.4 million, respectively, and is included within Accounts payable and accrued expenses in the Consolidated Statements of Financial Condition.

Share Repurchases

        In February 2013, the Board of Directors renewed the Company's share repurchase program, authorizing up to $10 million in additional repurchases of Company common stock. No shares have been repurchased since the renewal of this program. This program expired on March 13, 2014 and has not been renewed.

Off-Balance Sheet Arrangements

        Certain liabilities or commitments of the Company that are not recorded on the Company's Consolidated Statements of Financial Condition as of December 31, 2013 are identified or described in the "Contractual Obligations" section which follows, and within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

        In addition, refer to "Risk Factors—Risks Relating to our Liquidity and Access to Capital" for additional information.

Contractual Obligations

        The following table sets forth the contractual obligations which require us to make future cash payments which are described below by year:

(In thousands)	Total	2014	2015	2016	2017	2018	Thereafter	All Others
Amounts related to off-balance sheet obligations
Employee retention agreements(1)	$2,752	$2,752	$—	$—	$—	$—	$—	$—
Operating leases (net of sublease rental income)(2)	43	43
Amounts related to on-balance sheet obligations
Restructuring—third party vendor contracts(3)	1,867	1,867	—	—	—	—	—	—
Operating leases (net of sublease rental income)(4)	586	404	182	—	—	—	—	—
Merger agreement commitment(5)	399	—	—	—	—	—	—	399
Liabilities from unrecognized tax benefits(6)	3,331	3,066	265	—	—	—	—	—
Subordinated debt(7)	409	320	63	26	—	—	—	—

Total	$9,387	$8,452	$510	$26	$—	$—	$—	$399

(1)
As a result of the Company's restructuring, the Company entered into agreements with its remaining employees designed to retain these employees through specified dates. The agreements provide for continued employment and the payment of guaranteed compensation (and other incidental benefits) contingent upon service through such specified dates. The amounts disclosed within the table above represent the portion of compensation payable subsequent to December 31, 2013 (of which $0.9 million was accrued at December 31, 2013).

(2)
Represents remaining commitments under non-cancelable operating leases for office space still occupied by Company employees. Refer to item #4 below for commitments under non-cancelable operating leases for unoccupied office space.

(3)
Represents the Company's remaining obligation with respect to the termination of third party vendor contracts incurred in connection with the discontinuation of its Fixed Income and Investment Banking businesses in the second quarter of 2013.

(4)
Represents remaining commitments under non-cancelable operating leases for unoccupied office space. Refer to item #2 above for commitments under non-cancelable operating leases for office space still occupied by Company employees.

(5)
In connection with the acquisition of Gleacher Partners Inc., the Company agreed to pay $10 million to the selling parties five years after closing the Transaction, subject to acceleration in certain circumstances. During the year ended December 31, 2013 and 2012, the Company paid $0.2 million and $4.4 million of this obligation, respectively ($4.9 million was paid during the year ended December 31, 2010). The remaining $0.4 million is recorded within the Company's Consolidated Statements of Financial Condition contained in Item 8 of this Annual Report on Form 10-K.

(6)
At December 31, 2013, the Company had a reserve for unrecognized tax benefits including related interest of $3.3 million. We currently anticipate that total unrecognized tax benefits will decrease by up to $3.1 million in the next twelve months.

(7)
A group of management and highly compensated employees were eligible to participate in the Key Employee Plan. The employees entered into subordinated loans with Gleacher Securities to provide for the deferral of compensation and employer allocations under the Key Employee Plan. Maturities of the subordinated debt were based on the distribution election made by each participant, which may be deferred to a later date by the participant. The Company no longer permits any new amounts to be deferred under the Key Employee Plan.

Critical Accounting Policies

        The following is a summary of the Company's critical accounting policies, prepared on a going concern basis. For a full description of these and other accounting policies, refer to Note 1 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

        As previously mentioned, the Company's Board of Directors approved a dissolution and liquidation of the Company, subject to stockholder approval. If the plan of dissolution and liquidation is approved by Company stockholders at the Company's 2014 Annual Stockholders Meeting, currently scheduled for May 29, 2014, the Company would then prospectively prepare its financial statements on a liquidation basis of accounting. Refer to "Recent Accounting Pronouncements (ASU 2013-07)" herein, for a summary of principles for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.

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

        The Company believes that accounting for the topics listed below requires the greatest amount of, and therefore is most sensitive to, estimates and assumptions made by management:

  •
  contingencies,

  •
  valuation,

  •
  income taxes, and

  •
  stock-based compensation.

Contingencies

        The Company is subject to contingencies, including judicial, regulatory and arbitration proceedings, tax, stockholder claims, former employee claims and other claims. The Company will recognize a liability related to legal and other claims in Accrued expenses within the Consolidated Statements of Financial Condition contained in Item 8 of this Annual Report on Form 10-K when incurrence of a loss is probable and the amount of the loss is reasonably estimable. The determination of these amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to the amount of the claim; the amount of the loss, if any, incurred by the other party; the basis and validity of the claim; the possibility of wrongdoing on the part of the Company; likely insurance coverage (to the extent collection is probable); previous results in similar cases; and legal precedents and case law. Pending legal proceedings and potential claims are reviewed with counsel in each accounting period and the reserve, if any, is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K, and is recognized as a charge/credit to earnings in that period. The assumptions of management in determining the estimates of reserves may prove to be incorrect, which could materially affect results in the period the claims are ultimately resolved.

        In addition, the Company has made claims against certain third parties for monetary damages. Recoveries, if any, made as a result of these claims could be material, although there can be no assurance that the Company will prevail in its claims or that any recoveries will be made. The Company would recognize any such recoveries once realized. In connection with these matters, the Company has, and may continued to, incur substantial expenses, including legal fees, in pursuing these claims.

Valuation—Investments

        Unrealized gains and losses from valuing investments at fair value, as determined by management (including the Company's investment in FATV), are included as revenues from investment gains/(losses). For the Company's investment in FATV, which includes holdings in illiquid and privately held securities that do not have readily determinable fair values, the general partner applies certain valuation techniques, including consideration of comparable market transactions and the use of valuation models to determine the discounted value of estimated future cash flows, adjusted as appropriate for market and/or other risk factors. Refer to Note 8 and Note 10 within the footnotes to the consolidated financial statements contained within Item 8 of this Annual Report on Form 10-K for additional information.

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

        During the second quarter of 2012, the Company entered into a three-year cumulative loss position. This cumulative loss position, along with other evidence, merited the establishment of a valuation allowance against the deferred tax assets. As of December 31, 2013, the Company carried a valuation allowance of $76.3 million. A sustained period of profitability is required before the Company would change its judgment regarding the need for a valuation allowance against its net deferred tax assets.

        In addition, the Company's pre-tax NOL at December 31, 2013 is estimated to be approximately $159 million (or $73.0 million tax-effected). In the event that the Company experiences an ownership change under Internal Revenue Code Section 382, the Company's NOLs would be fully impaired (reduced nearly to zero). Absent and ownership change, including in the event of a dissolution, the Company's NOLs would be available to offset any income it may recognize, if any.

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

Recent Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). Current GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The objective of ASU 2013-11 is to eliminate diversity in practice. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes would result from the disallowance of tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of ASU 2013-11 to have a material impact on the Company's consolidated financial statements.

        In April 2013, the FASB issued ASU No. 2013-07 "Presentation of Financial Statements (Topic 205)" ("ASU 2013-07"). The objective of ASU 2013-07 is to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). ASU 2013-07 requires financial statements prepared using the liquidation basis of accounting to present relevant information about the entity's expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under GAAP but that it expects to either sell in liquidation or use in settling liabilities. An entity should recognize and measure its liabilities in accordance with GAAP that otherwise applies to those liabilities. The entity should not anticipate that it will be legally released from being the primary obligor under those liabilities, either judicially or by creditor(s). The entity is also required to accrue and separately present the costs that it expects to incur and the income it expects to earn during the expected duration of the liquidation, including any costs associated with sale or settlement of those assets and liabilities. ASU 2013-07 also requires disclosure about an entity's plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. This guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption of ASU 2013-07 did not affect the Company's financial statements, as liquidation is not imminent. Refer to Note 1 within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.

        In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02 "Other Comprehensive Income—Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. This ASU seeks to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. ASU 2013-02 is not applicable to the Company as it has no items reported as other comprehensive income.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The Company's exposure to market risk has been substantially reduced in connection with the discontinuation of ClearPoint's operations in the first quarter of 2013 and the exit from its Fixed Income businesses during the three months ended June 30, 2013.

Market Risk—Equity Price Risk

        The Company is exposed to equity price risk to the extent it holds investments in equity securities. Equity price risk results from changes in the level or volatility of equity prices, which affect the value of equity securities or instruments that derive their value from equity securities.

        The Company's principal exposure to equity price risk relates to its investment in F.A. Technology Ventures L.P. ("FATV"). At December 31, 2013 and December 31, 2012 the fair market value of FATV was approximately $17.6 million and $17.1 million, respectively. Equity price risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in equity security prices or valuations of the underlying portfolio companies. This risk measure for the Company's investment in FATV amounted to $1.8 million at December 31, 2013 and $1.7 million at December 31, 2012. Equity prices may decrease more than the amount assumed above, and consequently, the actual change in fair value may exceed the change computed above. Refer to Note 8 within the footnotes to the consolidated financial statements contained within Item 8 of this Annual Report on Form 10-K for additional information.

Liquidity Risk

        Refer to "Risk Factors—Risks Relating to our Liquidity and Access to Capital" contained in Part I, Item 1A of this Annual Report on Form 10-K and "Liquidity and Capital Resources" contained in Part II, Item 7 of this Annual Report on Form 10-K for additional information.

ClearPoint Risks

        As previously mentioned, the Company engaged in residential mortgage lending operations through ClearPoint until this business was discontinued, and the business sold to Homeward in

February 2013. In connection with the Homeward transaction, the Company and certain of its affiliates, including ClearPoint, entered into a Purchase Agreement, which among other things, provides for customary indemnification provisions. Pursuant to these provisions, ClearPoint established an escrow account of $5.0 million for a three-year period following the closing date (February 22, 2016). The Parent also provided for a guaranty of ClearPoint's indemnification obligations to Homeward, up to a maximum of $7.5 million, of which $5.0 million is payable by Parent under the guaranty only in limited circumstances in which, during the three year-period following the closing date, the sums held in the escrow account are not available to satisfy indemnification claims.

        In addition to the indemnification provisions related to the Homeward Transaction, in the ordinary course of business, ClearPoint also indemnified its other counterparties, against potential losses incurred by such parties including under its warehouse line agreements and loan sale agreements related to originated mortgage loans since the inception (June 2008). ClearPoint maintains a reserve for these loan repurchase and indemnification claims, which at December 31, 2013 and 2012 was $0.4 million and $0.4 million, respectively.

        Refer to Note 17 "Commitments and Contingencies" within the footnotes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K for additional information.

Other Risks

        In the normal course of its prior business activities, the Company provided guarantees to third parties with respect to the obligations of certain of its subsidiaries. The majority of these arrangements, discussed below, are connected to the sales and trading activities of the Company's prior MBS & Rates and Credit Products divisions, the activities of which were discontinued in the second quarter of 2013.

        In the normal course of business, Gleacher Securities indemnified certain service providers, such as clearing and custody agents, trustees, and administrators, against specified potential losses in connection with their acting as an agent of, or providing services to, the Company or its affiliates. Gleacher Securities also indemnified some clients against potential losses incurred in the event of non-performance by specified third-party service providers, including sub-custodians. The maximum potential amount of future payments that Gleacher Securities could be required to make under these indemnifications cannot be estimated. However, Gleacher Securities has historically made no material payments under these arrangements and believes that it is unlikely it will have to make material payments in the future. Therefore, the Company has not recorded any contingent liability in the consolidated financial statements, contained in Item 8 of this Annual Report on Form 10-K, for these indemnifications.

        The Company provided representations and warranties to counterparties in connection with a variety of transactions and occasionally agreed to indemnify them against potential losses caused by the breach of those representations and warranties and occasionally other liabilities. The maximum potential amount of future payments that the Company could be required under these indemnifications cannot be estimated. However, the Company has historically made no material payments under these agreements and believes that it is unlikely it will have to make material payments in the future; therefore it has not recorded any contingent liability in the consolidated financial statements, contained in Item 8 of this Annual Report on Form 10-K, for these indemnifications.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Gleacher & Company, Inc.:

        In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Gleacher & Company, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Board has determined that it is in the best interests of the Company's stockholders for the Company to dissolve, liquidate and distribute to stockholders its available assets. The Company's dissolution is subject to stockholder approval. These factors, further described in Note 1 to the Financial Statements, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP

New York, NY
March 17, 2014

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of dollars, except for per share amounts)

	Years ended December 31,
	2013	2012	2011
Revenues
Investment gains, net	$1,267	$1,233	$2,996
Fees and other	666	849	1,066

Total revenue	1,933	2,082	4,062

Expenses
Compensation and benefits	9,098	13,053	12,017
Professional fees	11,184	9,643	4,503
Settlement of arbitration and other claims (Refer to Note 17)	3,146	—	—
Communications and data processing	1,181	1,935	2,105
Occupancy, depreciation and amortization	1,349	1,577	1,346
Other	3,584	2,880	3,262

Total expenses	29,542	29,088	23,233

Loss from continuing operations before income taxes and discontinued operations	(27,609)	(27,006)	(19,171)
Income tax (benefit)/expense	(1,082)	22,940	(7,422)

Loss from continuing operations	(26,527)	(49,946)	(11,749)
Loss from discontinued operations, net of taxes (Refer to Note 22)	(73,005)	(27,744)	(70,375)

Net loss	$(99,532)	$(77,690)	$(82,124)

Per share data:
Basic loss per share:
Continuing operations	$(4.33)	$(8.40)	$(1.90)
Discontinued operations	(11.93)	(4.66)	(11.40)

Net loss per share	$(16.26)	$(13.06)	$(13.30)

Diluted loss per share:
Continuing operations	$(4.33)	$(8.40)	$(1.90)
Discontinued operations	(11.93)	(4.66)	(11.40)

Net loss per share	$(16.26)	$(13.06)	$(13.30)

Weighted average shares of common stock:
Basic	6,120	5,949	6,172
Diluted	6,120	5,949	6,172

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands of dollars, except for share and per share amounts)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$51,353	$44,868
Cash and securities segregated for regulatory and other purposes	6,000	13,000
Receivables from:
Brokers, dealers and clearing organizations	9,173	12,824
Related parties	856	1,474
Others	908	12,563
Financial instruments owned, at fair value (includes financial instruments pledged of $0 and $1,095,431 at December 31, 2013 and 2012, respectively)	664	1,096,181
Investments	18,889	20,478
Office equipment and leasehold improvements, net	115	5,311
Goodwill	—	1,212
Intangible assets	—	5,303
Income taxes receivable	4,116	7,062
Other assets	3,890	9,030

Total Assets	$95,964	$1,229,306

Liabilities and Stockholders' Equity
Liabilities
Payables to:
Brokers, dealers and clearing organizations	$—	$638,009
Related parties	475	2,944
Others	1,868	2,251
Securities sold under agreements to repurchase	—	159,386
Securities sold, but not yet purchased, at fair value	—	132,730
Secured borrowings	—	64,908
Restructuring reserve	2,491	108
Accrued compensation	1,907	34,199
Accounts payable and accrued expenses	1,629	9,426
Income taxes payable	3,331	3,755
Subordinated debt	409	595

Total Liabilities	12,110	1,048,311

Commitments and Contingencies (Refer to Note 17)
Stockholders' Equity
Common stock; $.01 par value; authorized 10,000,000 shares, issued 6,688,387 and 6,688,387 shares; and outstanding 6,174,990 and 6,221,959 shares, at December 31, 2013 and 2012, respectively	1,337	1,337
Additional paid-in capital	455,910	453,938
Deferred compensation	101	124
Accumulated deficit	(363,109)	(263,577)
Treasury stock, at cost (513,397 shares and 466,428 shares, at December 31, 2013 and December 31, 2012, respectively)	(10,385)	(10,827)

Total Stockholders' Equity	83,854	180,995

Total Liabilities and Stockholders' Equity	$95,964	$1,229,306

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Accumulated Deficit			Deferred Compensation	Total Stockholders' Equity
(In thousands, except for number of shares)	Shares	Amount			Shares	Amount
Balance December 31, 2010	6,572,879	$1,315	$449,754	$(103,763)	(32,386)	$(1,423)	$276	$346,159

Issuance of common stock for stock-based compensation	112,860	22	(22)	—	—	—	—	—
Purchases of treasury stock	—	—	—	—	(596,776)	(18,898)	—	(18,898)
Common stock issued for grants of restricted stock
Amortization of stock-based compensation	—	—	15,074	—	—	—	—	15,074
Reclassification of prior year liability classified stock-based compensation upon issuance of awards	—	—	12,446	—	—	—	—	12,446
Net tax benefits/(shortfalls) related to stock-based compensation	—	—	(5,480)	—	—	—	—	(5,480)
Issuance of treasury stock for restricted stock grants, restricted stock unit settlements and option exercises	—	—	(4,763)	—	120,072	4,763	—	—
Forfeitures of restricted stock	—	—	1,514	—	(52,760)	(1,514)	—	—
Shares withheld for minimum withholding taxes for vested restricted stock, restricted stock units and options exercises	—	—	(4,907)	—	(80,656)	(2,694)	—	(7,601)
Payment of expenses to purchase treasury stock	—	—	—	—	—	(257)	—	(257)
Distributions of deferred compensation related to the employee stock trust	—	—	77	—	947	38	(115)	—
Other	—	—	(196)	—	—	—	—	(196)
Net loss	—	—	—	(82,124)	—	—	—	(82,124)

Balance December 31, 2011	6,685,739	$1,337	$463,497	$(185,887)	(641,559)	$(19,985)	$161	$259,123

Purchases of treasury stock	—	—	—	—	(66,470)	(1,151)	—	(1,151)
Amortization of stock-based compensation	—	—	6,800	—	—	—	—	6,800
Net tax benefits/(shortfalls) related to stock-based compensation	—	—	(377)	—	—	—	—	(377)
Issuance of treasury stock for restricted stock grants, restricted stock unit settlements and option exercises	—	—	(15,856)	—	524,088	15,856	—	—
Forfeitures of restricted stock	—	—	4,199	—	(236,429)	(4,199)	—	—
Clawback of certain stock-based compensation grants subject to non-competition provisions	—	—	(2,630)	—	—	—	—	(2,630)
Shares withheld for minimum withholding taxes for vested restricted stock, restricted stock units and options exercises	—	—	(1,695)	—	(46,270)	(1,310)	—	(3,005)
Payment of expenses to purchase treasury stock	—	—	—	—	—	(75)	—	(75)
Distributions of deferred compensation related to the employee stock trust	—	—	—	—	212	37	(37)	—
Other	2,648	—	—	—	—	—	—	—
Net loss	—	—	—	(77,690)	—	—	—	(77,690)

Balance December 31, 2012	6,688,387	$1,337	$453,938	$(263,577)	(466,428)	$(10,827)	$124	$180,995

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

For the Years Ended December 31, 2013, 2012 and 2011

	Common Stock				Treasury Stock
			Additional Paid-In Capital	Accumulated Deficit			Deferred Compensation	Total Stockholders' Equity
(In thousands, except for number of shares)	Shares	Amount			Shares	Amount
Balance December 31, 2012	6,688,387	$1,337	$453,938	$(263,577)	(466,428)	$(10,827)	$124	$180,995

Amortization of stock-based compensation	—	—	5,592	—	—	—	—	5,592
Issuance of treasury stock for restricted stock grants and restricted stock unit settlements	—	—	(3,324)	—	157,174	3,324	—	—
Forfeitures of restricted stock	—	—	1,731	—	(123,450)	(1,731)	—	—
Clawback of certain stock-based compensation grants subject to non-competition provisions	—	—	(577)	—	—	—	—	(577)
Shares withheld for minimum withholding taxes for vested restricted stock, restricted stock units and options exercises	—	—	(1,450)	—	(80,840)	(1,174)	—	(2,624)
Distributions of deferred compensation related to the employee stock trust	—	—	—	—	147	23	(23)	—
Net loss	—	—	—	(99,532)	—	—	—	(99,532)

Balance December 31, 2013	6,688,387	$1,337	$455,910	$(363,109)	(513,397)	$(10,385)	$101	$83,854

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	For the years ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(99,532)	$(77,690)	$(82,124)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of fixed assets and leasehold improvements—restructuring	4,006	—	—
Amortization of stock-based compensation	5,592	6,800	15,074
Impairment of goodwill and intangible assets	3,907	21,096	94,555
Investment gains, net	(1,267)	(1,233)	(2,996)
Clawback of stock-based compensation awards subject to non-competition provisions	(577)	(2,630)	—
Bad debts reserve—loan receivable	400	—	—
Depreciation and amortization	699	1,882	1,936
Amortization of intangible assets	196	538	2,099
Gain from bargain purchase—ClearPoint Funding, Inc. acquisition	—	—	(2,330)
Loss from disposal of office equipment and leasehold improvements	—	—	316
Deferred income taxes	—	29,144	1,394
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory purposes	7,000	(3,388)	(9,512)
Securities purchased under agreements to resell	—	1,523,227	(1,436,743)
Receivable/payable from/to related parties, net	17	—	861
Receivable from others, net	10,872	2,712	4,019
Financial instruments owned, at fair value	1,096,462	458,479	(226,574)
Income taxes receivable/payable, net	3,557	4,099	(2,526)
Other assets	5,243	707	2,482
Payable to brokers, dealers, and clearing organizations, net	(634,358)	(424,703)	(25,831)
Securities sold, but not yet purchased, at fair value	(132,730)	(52,266)	72,348
Securities sold under agreements to repurchase	(159,386)	(1,318,695)	1,478,081
Restructuring reserve (gross payments of $38.1 million, Refer to Note 21)	2,383	—	—
Accounts payable and accrued expenses	(8,234)	(8,893)	5,868
Accrued compensation	(32,292)	7,925	(35,853)
Drafts payable	105	(2)	(847)

Net cash provided by/(used in) operating activities	72,063	167,109	(146,303)

Cash flows from investing activities:
Purchases of office equipment and leasehold improvements	(11)	(458)	(2,230)
Payment to former stockholders of Gleacher Partners, Inc. (Refer to Note 24)	(195)	(4,373)	—
Purchase of investments	(946)	(950)	(1,462)
ClearPoint sale—net payment to Homeward Residential, Inc.	(510)	—	—
ClearPoint acquisition—net cash acquired	—	—	626
Return of capital—investments	3,802	—	3,385

Net cash provided by/(used in) investing activities	2,140	(5,781)	319

Cash flows from financing activities:
Proceeds from secured borrowings	185,381	1,492,063	1,645,217
Repayments of secured borrowings	(250,289)	(1,640,766)	(1,475,945)
Purchases of treasury stock	—	(1,151)	(18,898)
Payments for employee tax withholding on stock-based compensation	(2,624)	(3,005)	(7,601)
Excess tax benefits related to stock-based compensation	—	8	239
Payment of expenses to purchase treasury stock	—	(75)	(257)
Repayment of subordinated debt	(186)	(206)	(108)

Net cash (used in)/provided by financing activities	$(67,718)	$(153,132)	$142,647

Increase/(decrease) in cash and cash equivalents	$6,485	$8,196	$(3,337)

Cash and cash equivalents at beginning of the year	44,868	36,672	40,009

Cash and cash equivalents at the end of the year	$51,353	$44,868	$36,672

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid during the year for:
Income taxes	$78	$382	$735
Interest	$1,898	$12,827	$11,174

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands of dollars)

NON CASH INVESTING AND FINANCING ACTIVITIES

        During the years ended December 31, 2013, 2012 and 2011, the Company issued shares of treasury stock, net of forfeitures, of approximately 33,724, 287,659 and 67,312 shares respectively, for stock-based compensation exercises and vesting and distributions of deferred compensation related to the employee stock trust.

        During the years ended December 31, 2013, 2012 and 2011, the Company issued approximately zero, 2,722 and 112,860 shares of common stock for settlement of stock-based compensation awards.

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

        Gleacher & Company, Inc. (the "Parent" and together with its subsidiaries, "Gleacher" or the "Company") is incorporated under the laws of the State of Delaware. The Company's common stock is traded on The NASDAQ Global Market ("NASDAQ") under the symbol "GLCH."

        The Company recently announced that, after an extensive evaluation of other alternatives, its Board of Directors has determined that it is in the best interests of the Company's stockholders that the Company dissolve, liquidate and distribute to stockholders its available assets.

Planned Dissolution and Liquidation

        As previously announced, the Company has been engaged in a lengthy and intensive evaluation of potential strategic alternatives in order to preserve and maximize stockholder value. Those potential alternatives included (i) pursuing a strategic transaction with a third party, such as a merger or sale of the Company; (ii) the reinvestment of the Company's liquid assets in favorable opportunities; and (iii) dissolving the Company, winding down its remaining operations and distributing its net assets to its stockholders, after making appropriate reserves for liabilities and expenses. The Board of Directors and the Company, together with its external advisors, devoted substantial time and effort in seeking, identifying and pursuing opportunities and other alternatives to enhance stockholder value; however, that process had not at that time yielded any opportunities transaction viewed by the Board as reasonably likely to provide greater realizable value to stockholders than the complete dissolution and liquidation of the Company.

        The Company's dissolution was unanimously approved by the Board of Directors on March 12, 2014, but is subject to stockholder approval. The Company intends to present this proposal to its stockholders of record as of April 21, 2014 at the Company's 2014 Annual Stockholders Meeting (the "2014 Annual Meeting"), currently scheduled for May 29, 2014. The Company will file prescribed proxy materials with the Securities and Exchange Commission in advance of that meeting. In connection with the dissolution, the Company intends to distribute to its stockholders all available cash other than as may be required to pay expenses and pay or make reasonable provision for known and potential claims and obligations of the Company, as required by applicable law. The Board of Directors' decision contemplates an orderly wind down of the Company's remaining business and operations, including the dissolution and winding-up of subsidiaries. If approved by the Company's stockholders, the Company intends to file a certificate of dissolution, pay, satisfy, resolve or make reasonable provisions for claims and obligations as well as anticipated costs associated with the Company's dissolution and liquidation, and seek to convert its remaining assets into cash or cash equivalents as soon as reasonable, practicable and financially prudent.

        Until such time, if any, as the stockholders approve the Company's dissolution, and the Board of Directors decides, and instructs management, to proceed with a dissolution, the Company will continue to investigate and consider any feasible, alternative, value-creating transactions of which it becomes aware. If prior to its dissolution, the Company receives an offer for a transaction that, in the view of the Board, would be expected to provide superior value to stockholders than the value of the currently estimated distributions, taking into account factors that could affect valuation, including timing and certainty of payment or closing, proposed terms and other factors, the dissolution could be abandoned in favor of such a transaction, even if dissolution has been previously approved by the Company's stockholders.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Basis of Presentation (Continued)

Discontinuation of Operations and Appointment of Capstone Advisory Group, LLC

        The Company has no meaningful revenue-producing operations. In the first quarter of 2013, the Company operated an investment banking business, predominately fixed-income sales and trading and financial advisory services, through three principal business units: Investment Banking, MBS & Rates and Credit Products. The Company also engaged in residential mortgage lending operations through its subsidiary ClearPoint Funding, Inc. ("ClearPoint").

        During the second quarter of 2013, the Company's Board of Directors approved plans to discontinue operations in its MBS & Rates (including RangeMark Financial Services ("RangeMark")) and Credit Products divisions (together, "Fixed Income" or the "Fixed Income businesses") as well as, later in the quarter, its Investment Banking division. Exiting these businesses impacted approximately 150 employees. The ClearPoint business was discontinued, and the business sold to Homeward Residential, Inc. ("Homeward") in February 2013 (the "Homeward Transaction"). In addition, in the third quarter of 2011, the Company exited the Equities business. Exiting the Equities business impacted 62 employees. As of March 17, 2014, the Company had 13 employees.

        On May 31, 2013, the Board of Directors appointed Christopher J. Kearns of Capstone Advisory Group, LLC ("Capstone") as the Company's Chief Restructuring Officer and Chief Executive Officer. The Company also entered into an agreement with Capstone and Mr. Kearns, pursuant to which Capstone was engaged to provide number of services to the Company, including (i) evaluating and implementing, subject to the approval of the Company's Board of Directors, the chosen course of action to preserve asset value and maximize recoveries to stockholders under the circumstances; (ii) overseeing the operations of the Company through execution of the selected course of action; (iii) ascertaining personnel and potential funding required and taking key steps to effectuate the selected course of action; and (iv) soliciting and evaluating expressions of interest in certain assets of the Company and effectuating such sales where appropriate and practical under the circumstances.

Going Concern and Basis of Presentation

        As noted above, the Company's Board of Directors approved a dissolution and liquidation of the Company, subject to stockholder approval. In connection with this intention, the Company intends to distribute to its stockholders all available cash other than as may be required to pay or make reasonable provision for known and potential claims and obligations of the Company. The Board of Directors' decision also contemplates a further, orderly wind down of the Company's business and operations and, if approved by the Company's stockholders, the filing of a certificate of dissolution, among other matters. All of these factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Accounting principles generally accepted in the United States of America ("GAAP") requires financial statements to be prepared on a going concern basis. A liquidation basis of accounting is only appropriate to the extent liquidation is imminent. In order to meet this criteria, among other factors, the plan for dissolving the Company, which would be followed by liquidation must be approved by the person or persons with the authority to make such a plan effective, which in this instance, is the Company's stockholders. If the plan of dissolution is approved by Company stockholders at the Company's 2014 Annual Stockholders Meeting, currently scheduled for May 29, 2014, the Company would then prospectively prepare its financial statements on a liquidation basis of accounting. The

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Basis of Presentation (Continued)

Company's accompanying financial statements have been prepared on a going concern basis as liquidation currently is not imminent.

        The consolidated financial statements include the accounts of Gleacher & Company, Inc. and all other entities in which it has a controlling financial interest. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

        These consolidated financial statements have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Policies—Continuing Operations

Cash and Cash Equivalents

        The Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business.

Financial Instruments Owned (including legacy deferred compensation assets) & Investments

        The Company's financial instruments owned are equity securities primarily associated with legacy deferred compensation plans provided by the Company. These financial instruments are recorded on their trade date and accounted for at fair value, which is the price that would be received upon the sale of an asset or paid upon transfer of a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. Changes in fair value of these assets are recorded within compensation expense, offset by corresponding changes in the associated deferred compensation liability.

        Changes in the carrying value of the Company's investments, including the Company's investment FA Technology Ventures, L.P. ("FATV" or the "Partnership") and other investments in privately held companies, are recorded within investment gains/(losses), net.

Office Equipment and Leasehold Improvements

        Office equipment is stated at cost less accumulated depreciation and is tested for impairment at the time of a triggering event, if one were to occur. Depreciation is provided on a straight-line basis over the estimated useful life of the asset (generally 2 to 5 years). Leasehold improvements are stated at cost less accumulated amortization and are amortized on a straight-line basis over the initial term of the lease.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Basis of Presentation (Continued)

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

Contingencies

        The Company is subject to contingencies, including judicial, regulatory and arbitration proceedings, tax, stockholder claims, former employee claims and other claims. The Company will recognize a liability related to legal and other claims in Accrued expenses within the Consolidated Statements of Financial Condition when incurrence of a loss is probable and the amount of the loss is reasonably estimable. The determination of these amounts requires significant judgment on the part of management. Management considers many factors including, but not limited to the amount of the claim; the amount of the loss, if any, incurred by the other party; the basis and validity of the claim; the possibility of wrongdoing on the part of the Company; likely insurance coverage (to the extent collection is probable); previous results in similar cases; and legal precedents and case law. Pending legal proceedings and potential claims are reviewed with counsel in each accounting period and the reserve, if any, is adjusted as deemed appropriate by management. Any change in the reserve amount is recorded in the consolidated financial statements and is recognized as a charge/credit to earnings in that period.

        Matters giving rise to contingent gains are recognized when realized or realizable.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Basis of Presentation (Continued)

Comprehensive Income

        The Company has no components of other comprehensive income, and therefore, comprehensive income equals net income.

Accounting Policies—Discontinued Operations

        Set forth below are the Company's accounting policies which were applicable to operations now discontinued (refer to "Organization and Nature of Business," above). The results of these activities are reported within discontinued operations. Refer to Note 22 herein.

Resale and Repurchase Agreements

        Transactions which involved sales of securities under agreements to repurchase ("repurchase agreements") or purchases of securities under agreements to resell ("resale agreements") were presented on a net-by-counterparty basis when a legal right of offset exists and are accounted for as collateralized financing transactions and recorded at their contracted amounts plus accrued interest. The Company was required to provide securities to counterparties in order to collateralize repurchase agreements and receives securities from counterparties as collateral under resale agreements. The Company's agreements with counterparties generally contained contractual provisions allowing for additional collateral to be provided, or excess collateral returned, when necessary. The Company valued the collateral daily and retrieved or returned excess collateral from/to counterparties, when appropriate.

Securities Transactions (former Sales & Trading businesses)

        Securities transactions in regular-way trades and the related profit and loss arising from such transactions were recorded on their trade date as if they had settled.

        Securities owned and securities sold, but not yet purchased, were recorded at fair value, which is the price that would be received upon the sale of an asset or paid upon transfer of a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date. These financial instruments were primarily comprised of holdings in fixed income securities and mortgage loans originated by ClearPoint.

Loans

        The Company accounted for all of ClearPoint's originated residential mortgage loans under the fair value option ("FVO") as prescribed by Accounting Standards Codification ("ASC") 820 "Fair Value Measurements and Disclosures" ("ASC 820"). Upfront costs and fees related to the loans were immediately recognized. Fees earned were recorded within Fees and other within the Consolidated Statements of Operations. All mortgage loans were sold on a servicing-released basis pursuant to various sale contracts. These contracts included recourse provisions related to loan repurchases if certain events occur.

        Mortgage loans and any related hedging instruments were recorded within Financial instruments owned and Securities sold, but not yet purchased within the Consolidated Statements of Financial Conditions. Changes in the fair value of these items are included within discontinued operations.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Basis of Presentation (Continued)

Goodwill and Intangible Assets

        The Company amortized intangible assets over their estimated useful life, which was the period over which the assets were expected to contribute directly or indirectly to the future cash flows of the Company, and tested for impairment at the time of a triggering event, if one were to occur. Goodwill was not amortized; instead, it was reviewed on an annual basis for impairment. Goodwill may be impaired when the carrying amount of the reporting unit exceeds the implied fair value of the reporting unit. A reporting unit is defined by the Company as an operating segment or a component of an operating segment provided that the component constitutes a business for which discrete financial information is available and management regularly reviews the operating results of that component. For impairment testing purposes, goodwill had been allocated to each reporting unit based upon the goodwill derived from each specific acquisition.

        The Company used a combination of the market and income approaches to determine the fair value of the reporting unit. The income approach utilized a discounted cash flow analysis based on management's projections, while the market approach derived the fair value of the reporting unit by applying market multiples of a group of selected publicly traded companies that could be used for comparison to the operating performance of the reporting unit. Goodwill and intangible assets are also tested for impairment at the time of a triggering event requiring a re-evaluation, if one were to occur.

Derivative Financial Instruments

        Derivative financial instruments were recorded at fair value in the Consolidated Statements of Financial Condition and were included within Financial instruments owned and Securities sold, but not yet purchased. Derivatives entered into by the Company included purchase and sale agreements of to-be-announced securities ("TBAs"), which are forward mortgage-backed securities whose collateral remain "to be announced" until just prior to the trade settlement. The settlement of these transactions did have a material effect upon the Company's consolidated financial statements. The Company also entered into interest rate lock commitments ("IRLCs") in connection with the mortgage lending activities of ClearPoint (which have been discontinued in the year 2013 as a result of the Homeward Transaction). To a lesser extent, the Company entered into exchange traded futures and options contracts. Derivatives were primarily utilized for economic hedging and trading related purposes. Derivatives involve varying degrees of off-balance sheet risk, whereby changes in the level or volatility of interest rates, or market values of the underlying financial instruments may result in changes in the value of a particular financial instrument in excess of its carrying amount.

Principal Transactions

        Principal transaction revenues were recorded on a trade date basis and primarily related to trading activities in financial instruments owned, securities sold, but not yet purchased, derivative transactions and mortgage loans originated by ClearPoint, all of which were accounted for at fair value and is included within discontinued operations.

Commission Income

        Commission income was recorded on a trade-date basis as securities transactions occurred. This income was primarily comprised of commission equivalents earned on riskless principal transactions and is included within discontinued operations.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Basis of Presentation (Continued)

Investment Banking

        Investment banking revenues were derived from debt, equity and convertible securities offerings in which the Company acted as an underwriter or placement agent and from financial advisory services rendered in connection with client mergers, acquisitions, restructurings, recapitalizations and other strategic transactions. Investment banking revenues were recorded net of transaction-related expenses. Fees from underwriting activities were recognized in earnings when the services related to the underwriting transaction were completed under the terms of the assignment and when the income was determined and is not subject to any other contingencies. Financial advisory fees were recognized when earned, and is included within discontinued operations.

Interest Income and Expense

        Interest income and expense was recorded on an accrual basis, calculated based on contractual interest rates and is included within discontinued operations.

Recent Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11 "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU 2013-11"). Current GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The objective of ASU 2013-11 is to eliminate diversity in practice. ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes would result from the disallowance of tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of ASU 2013-11 to have a material impact on the Company's consolidated financial statements.

        In April 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-07 "Presentation of Financial Statements (Topic 205)" ("ASU 2013-07"). The objective of ASU 2013-07 is to clarify when an entity should apply the liquidation basis of accounting. In addition, the guidance provides principles for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting. ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). ASU 2013-07 requires financial statements prepared using the liquidation basis of accounting to present

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Basis of Presentation (Continued)

relevant information about the entity's expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under GAAP but that it expects to either sell in liquidation or use in settling liabilities. An entity should recognize and measure its liabilities in accordance with GAAP that otherwise applies to those liabilities. The entity should not anticipate that it will be legally released from being the primary obligor under those liabilities, either judicially or by creditor(s). The entity is also required to accrue and separately present the costs that it expects to incur and the income it expects to earn during the expected duration of the liquidation, including any costs associated with sale or settlement of those assets and liabilities. ASU 2013-07 also requires disclosure about an entity's plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. This guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption of ASU 2013-07 did not affect the Company's financial statements, as liquidation is not imminent. Refer to "Organization and Nature of Business" above, for additional information.

        In February 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-02 "Other Comprehensive Income—Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income" ("ASU 2013-02"). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. This ASU seeks to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. ASU 2013-02 is not applicable to the Company as it has no items reported as other comprehensive income.

Correction of an Error

        During the year ended December 31, 2013, the Company determined that it had incorrectly reserved for approximately $1.9 million of principal receivable on a particular position within the Company's financial instruments owned during the prior three years ended December 31, 2012, primarily during the year ended December 31, 2011. This matter was previously disclosed within the Company's Quarterly Report on Form 10-Q dated March 31, 2013. The Company assessed this error and determined that it was not material to the previous reporting periods and is not material to the current year. Therefore, the Company has recorded this item as an out of period adjustment which is included within discontinued operations for the year ending December 31, 2013.

Reclassification

        Certain amounts in prior periods have been reclassified to conform to the current year presentation with no impact to previously reported net loss or stockholders' equity. This includes the prior period results of the Investment Banking, MBS & Rates and Credit Products divisions, which are

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1. Basis of Presentation (Continued)

now being reported as discontinued operations, as well as the results of ClearPoint, which was discontinued in the first quarter of 2013. Refer to Notes 21 and 22 herein for additional information. Certain items which have previously been reported within the Company's Other segment have been reclassified as discontinued operations for the years ending December 31, as follows:

(In thousands of dollars)	2013		2012	2011
Items reclassified as discontinued operations
Revenue
Net interest income	$574		$5,627	$6,330
Gain from bargain purchase—ClearPoint acquisition	—		—	2,330

Total revenues:	574		5,627	8,660

Expenses
Compensation expense	2,717		7,870	6,826
Professional fees	733		2,243	1,162
Occupancy expense	1,458		1,753	998
Goodwill and intangible asset impairment	—	(1)	21,533	82,045
Communications and data processing	356		727	1,271
Other	488		406	526

Total expenses:	5,752		34,532	92,828

Net items reclassified to discontinued operations	$(5,178)		$(28,905)	$(84,168)

(1)
Impairment of intangible assets of $3.9 million for the year ended December 31, 2013, recognized in connection with the Company's exits from Investment Banking, Fixed Income and ClearPoint is recorded as restructuring expense and included within discontinued operations (Note 21 and Note 22).

Reverse Stock Split

        On May 30, 2013, the Company implemented a reverse stock split of its shares of common stock at a ratio of 1-for-20. As a consequence of the reverse stock split, every 20 shares of the Company's outstanding common stock were combined into one share, without any change to the par value per share. All share and share-related information herein has been adjusted, to the extent necessary, to reflect this reverse stock split.

NOTE 2. Loss Per Common Share

        The Company calculates basic and diluted (loss)/earnings per share in accordance with ASC 260, "Earnings Per Share." Basic (loss)/earnings per share is computed based upon weighted-average shares outstanding during the period. Dilutive (loss)/earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. The Company uses the treasury stock method to reflect the

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2. Loss Per Common Share (Continued)

potential dilutive effect of unvested stock awards and unexercised options. The weighted-average shares outstanding were calculated as follows:

(In thousands of shares)	2013	2012	2011
Weighted average shares for basic loss per share	6,120	5,949	6,172
Effect of dilutive common share equivalents	—	—	—

Weighted average shares and dilutive common share equivalents for dilutive loss per share	6,120	5,949	6,172

        The Company was in a net loss position for the years ended December 31, 2013, 2012 and 2011 and therefore excluded approximately 330,000, 455,000 and 505,000, respectively, of shares underlying stock options and warrants, 15,000, 340,000 and 305,000, respectively, shares of restricted stock, and 3,000, 165,000 and 305,000, respectively, shares underlying restricted stock units ("RSUs") from its computation of dilutive loss per share because they were anti-dilutive.

NOTE 3. Cash and Cash Equivalents

        At December 31, 2013 and 2012, cash equivalents were approximately $3.8 million and $3.1 million, respectively. Cash and cash equivalents of approximately $28.5 million and $21.8 million at December 31, 2013 and 2012, respectively, were held at one financial institution.

NOTE 4. Cash and Securities Segregated for Regulatory and Other Purposes

        The Company self-cleared its trading activities in U.S. government securities (the "Rates business") and was therefore subject to the Customer Protection rules under Rule 15c3-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These activities were discontinued during the second quarter of 2013. At December 31, 2013 and December 31, 2012, the Company segregated cash of $1.0 million (for both periods) in a special reserve bank account for the exclusive benefit of customers pertaining to the previous activities of the Company's former Rates business and items related to when the Company was previously conducting self-clearing in prior years, including outstanding checks issued to customers and vendors, and other miscellaneous items.

        In addition, cash and securities segregated for regulatory and other purposes at December 31, 2013 includes $5.0 million of cash deposited into an escrow account by ClearPoint in connection with the Homeward Transaction, which is required to be maintained until February 22, 2016 (the third anniversary of the closing date). Refer to Note 17 herein for additional information. Cash segregated at December 31, 2012 includes $12.0 million of cash on deposit with ClearPoint's warehouse lenders in connection with ClearPoint's loan origination activities, now discontinued.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5. Resale and Repurchase Agreements

        There were no outstanding resale and repurchase agreements at December 31, 2013. At December 31, 2012, the fair value of financial instruments held as collateral by the Company that it was permitted to deliver or repledge in connection with resale agreements was approximately $137.9 million, substantially all of which was repledged in the form of repurchase agreements at December 31, 2012.

        The following table presents the gross and net information about the Company's resale and repurchase agreements that are offset in the financial statements at December 31:

		2013			2012
(In thousands of dollars)	Collateral Type	Gross Amounts	Netting	Net Amounts	Gross Amounts	Netting	Net Amounts
Asset / Liability
Resale agreements	U.S. government and federal agency obligations	$—	$—	$—	$238,014	$(238,014)	$—
Repurchase agreements	U.S. government and federal agency obligations	$—	$—	$—	$397,400	$(238,014)	$159,386

        The following tables provide detail on the maturity composition of the outstanding repurchase agreements at December 31, 2012 (there were no outstanding repurchase agreements at December 31, 2013):

	December 31, 2012
(In thousands of dollars)	Overnight	<30 days	30-90 days	>90 days	On Demand	Total, net
Collateral Type
U.S. government and federal agency obligations	$106,991	$50,052	$—	$—	$2,343	$159,386

NOTE 6. Receivables from and Payables To Brokers, Dealers, and Clearing Organizations

        Amounts Receivable from and Payable to brokers, dealers and clearing organizations consisted of the following at December 31:

(In thousands)	2013	2012
Deposits with clearing organizations	$7,056	$9,566
Receivable from clearing organizations	2,117	2,001
Underwriting and syndicate fees receivable	—	1,020
Receivable for unsettled trading activities	—	237

Total receivables	$9,173	$12,824

Payable to clearing organizations	$—	$638,009

Total payables	$—	$638,009

        Included within deposits with clearing organizations at December 31, 2013 and December 31, 2012 was a deposit with the Fixed Income Clearing Corporation ("FICC") of approximately $6.3 million and $8.8 million, respectively, related to the Company's self clearing activities associated with the former

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6. Receivables from and Payables To Brokers, Dealers, and Clearing Organizations (Continued)

Rates business. The deposits with clearing organizations will be returned to the Company in connection with the termination of its memberships with these organizations.

        Payable to clearing organizations at December 31, 2012 included approximately $35.5 million of excess equity (funds that are readily available to the Company) held at the Company's principal clearing broker.

        Prior to the discontinuation of the Company's Fixed Income businesses during the second quarter of 2013, securities transactions were recorded on their trade date as if they had settled. The related amounts receivable and payable for unsettled securities transactions were recorded net, by clearing organization, in Receivables from or Payables to brokers, dealers and clearing organizations in the Consolidated Statements of Financial Condition.

NOTE 7. Receivables from and Payables to Others

        Amounts Receivable from or Payable to others consisted of the following at December 31:

(In thousands)	2013	2012
Loan receivable	$600	$600
Loan receivable—reserve	(400)	—
Insurance receivable	209	—
Management fees receivable	185	189
Loans and advances	126	234
Receivable from Homeward—transition services	46	—
Principal paydown—Agency mortgage-backed securities	—	5,744
Interest receivable	—	4,370
Others	142	1,426

Total receivables from others	$908	$12,563

Payable to employees for the Employee Investment Funds (Refer to Note 10)	$939	$941
Draft payables	238	133
Others	691	1,177

Total payables to others	$1,868	$2,251

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

NOTE 8. Financial Instruments

        The Company sold substantially all of its financial instruments in connection with the discontinuation of its Fixed Income businesses in the second quarter of 2013 and the Homeward Transaction in the first quarter of 2013. The Company maintains cash equivalents and continues to hold investments, principally in FA Technology Ventures, L.P. ("FATV" or "the Partnership").

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Financial Instruments (Continued)

        The Company's financial instruments are recorded within the Statement of Financial Condition at fair value. ASC 820 "Fair Value Measurements and Disclosures" defines fair value as the price that would be received upon the sale of an asset or paid upon the transfer of a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date and establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Fair Valuation Methodology

        Cash Equivalents—These financial assets represent cash in banks or cash invested in highly liquid investments with original maturities of less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business. These investments are valued at par, which represent fair value, and are considered Level 1 as these instruments are generally traded in active, quoted and highly liquid markets. The Company's cash equivalents were $3.8 million and $3.1 million at December 31, 2013 and December 31, 2012, respectively.

        Financial Instruments Owned—The remaining financial instruments owned of approximately $0.7 million at December 31, 2013 were primarily associated with legacy deferred compensation plans provided by the Company, which are scheduled to be paid out to plan participants between 2014 and 2016. The Company has not permitted new amounts to be deferred under these plans since February 28, 2007. The assets are all Level 1 equity securities, which are traded in active, quoted and highly liquid markets.

        Investments—The Company's investments consist of interests in privately held securities, the valuations of which are based predominantly on unobservable inputs and are therefore classified as Level 3. The Company's investments were $18.9 million and $20.5 million at December 31, 2013 and December 31, 2012, respectively. Refer to Note 10 herein for additional information.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Financial Instruments (Continued)

Investments—Quantitative Disclosure About Significant Unobservable Inputs

        The Company's investments are primarily associated with the Company's limited partnership investment in FATV of approximately $17.6 million (6 privately held companies) and $17.1 million (7 privately held companies) at December 31, 2013 and December 31, 2012, respectively. Refer to Note 10 herein for additional information.

Unobservable Inputs—December 31, 2013

Valuation Technique	Unobservable Input	Range (Weighted Average)
Market comparable companies	Enterprise value/Revenue multiple	2.7x - 7.0x (5.5x)
	Discount applied to multiples	30% - 35% (30%)
Venture capital method	Enterprise value/EBITDA multiple	5.0x
	Discount applied to enterprise value	55%

Unobservable Inputs—December 31, 2012

Valuation Technique	Unobservable Input	Range (Weighted Average)
Market comparable companies	Enterprise value/Revenue multiple	4.3x - 6.7x (5.7x)
	Discount applied to multiples	25.0% - 40.0% (22.0%)

        An increase in the enterprise value/revenue and EBITDA multiples would result in a higher fair value for these investments, whereas, an increase in the discounts applied would reduce fair value.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Financial Instruments (Continued)

        The following table summarizes the categorization of the financial instruments within the fair value hierarchy including those for which the Company accounts for under the FVO at December 31, 2012 (prior to the discontinuation of the Fixed Income businesses):

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

        The Company reviews its financial instrument classification on a quarterly basis. As the observability and strength of valuation attributes change, the Company may reclassify certain financial assets or liabilities between levels. The Company's policy is to utilize an end-of-period convention for determining transfers in or out of Levels 1, 2 and 3. During the years ended December 31, 2013 and December 31, 2012, there were no transfers between Levels 1 and 2.

        Prior to the discontinuation of the Company's Fixed Income businesses, the Company held financial instruments classified as Level 3 within the fair value hierarchy. All of these financial

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8. Financial Instruments (Continued)

instruments have been sold. The following table summarizes the changes in the Company's Level 3 financial instruments for the year ended December 31, 2013:

(In thousands of dollars)	Balance at December 31, 2012	Total gains or (losses) (realized and unrealized)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3	Balance at December 31, 2013	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date
Agency mortgage-backed securities	$1,110	$(50)	$—	$(1,060)	$—	$—	$—	$—
Collateralized debt obligations	671	(567)	—	(104)	—	—	—	—
Residential mortgage-backed securities	149	(86)	—	(51)	(12)	—	—	—
Equities	28	(28)	—	—	—	—	—	—
Commercial mortgage-backed securities	18	(15)	—	(3)	—	—	—	—
Investments	20,478	1,267	946	—	(3,802)	—	18,889	281
Derivatives	964	—	—	—	(964)	—	—	—

Total	$23,418	$521	$946	$(1,218)	$(4,778)	$—	$18,889	$281

        The following table summarizes the changes in the Company's Level 3 financial instruments for the year ended December 31, 2012:

(In thousands)	Balance at December 31, 2011	Total gains or (losses) (realized and unrealized)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3(1)	Balance at December 31, 2012	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date
Agency mortgage-backed securities	$1,367	$(350)	$222	$(1,232)	$(2)	$1,105	$1,110	$(181)
Collateralized debt obligations	647	24	61	(61)	—	—	671	28
Residential mortgage-backed securities	18,419	(623)	303	(17,329)	(621)	—	149	14
Equities	112	(84)	—	—	—	—	28	(85)
Commercial mortgage-backed securities	38,154	(6,938)	8,393	(37,432)	(58)	(2,101)	18	$(58)
Other debt obligations	192	—	3,784	(3,976)	—	—	—	—
Preferred stock	571	870	4,942	(6,383)	—	—	—	—
Investments	18,310	1,235	950	—	(17)	—	20,478	1,767
Derivatives	1,696	6,539	—	—	(7,271)	—	964	964

Total	$79,468	$673	$18,655	$(66,413)	$(7,969)	$(996)	$23,418	$2,449

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9. Derivatives

        The Company utilized derivatives for various economic hedging strategies to actively manage its market and liquidity exposures, principally in connection with the sales and trading activities of the Company's MBS & Rates division (now discontinued). In addition, ClearPoint entered into mortgage loan IRLCs in connection with its mortgage lending activities, which have been wound down in connection with the Homeward Transaction. The following table summarizes the Company's derivative instruments at December 31, 2013 and December 31, 2012:

	December 31, 2013			December 31, 2012
(In thousands of dollars)	Number of Contracts	Notional	Fair Value	Number of Contracts	Notional	Fair Value
Purchase Contracts
TBA purchase agreements	—	$—	$—	19	$202,646	$54
IRLCs	—	—	—	512	100,079	964

Total	—	$—	$—	531	$302,725	$1,018

Sale Contracts
TBA sale agreements	—	$—	$—	27	$708,076	$(1,511)
Eurodollar futures contracts	—	—	—	268	268,000	(15)

Total	—	$—	$—	295	$976,076	$(1,526)

NOTE 10. Investments

        Fair value information regarding the Company's investments is presented below at December 31:

(In thousands)	2013	2012
Investment in FATV(1)	$17,624	$17,110
Employee Investment Funds net of Company's ownership interest	1,265	1,218
Other investments	—	2,150

Total Investments	$18,889	$20,478

(1)
Excludes the Company's share of carried interest in FATV of approximately $2.9 million and $1.6 million at December 31, 2013 and December 31, 2012, which is unrecognized as collection is not reasonably assured.

        The Company's investment in FATV is susceptible to changes in the financial condition or prospects of the companies underlying these investments. It is expected that some or all of the assets in which FATV is invested will experience a "liquidity event" (i.e., there will be a disposition of the assets generating cash distributions to FATV's investors, including the Company), the timing of any such liquidity event is uncertain, and the value realized for any of the investment assets is similarly uncertain. If the Company attempts to sell this investment, it may result in the realization of substantially less in proceeds than if the Company monetizes its investment through the harvesting of the underlying portfolio companies.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. Investments (Continued)

        Investment gains and losses were comprised of the following for the years ended December 31:

(In thousands of dollars)	2013	2012	2011
Investment in FATV	$3,800	$1,261	$2,188
Employee Investment Funds	(36)	(28)	(39)
Other investments	(2,497)	—	847

Total investment gains, net	$1,267	$1,233	$2,996

FATV

        The Company has an equity-method investment in FATV of approximately $17.6 million and $17.1 million at December 31, 2013 and December 31, 2012, respectively. FATV's primary purpose is to provide investment returns consistent with the risk of investing in venture capital. FA Technology Ventures Corporation, a wholly-owned subsidiary of the Company, is the investment advisor to FATV. There were no material open commitments to fund this portfolio at December 31, 2013. At December 31, 2013 and December 31, 2012, total Partnership capital for all investors in FATV equaled $77.3 million and $70.9 million, respectively. The Partnership is now scheduled to terminate on July 19, 2014. The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors' level of investment in the Partnership. Accordingly, the Company has not consolidated the Partnership in these consolidated financial statements, but has only recorded the fair value of its investment, which also represents the Company's maximum exposure to loss in the Partnership at December 31, 2013 and December 31, 2012. The Company's share of management fee income derived from the Partnership for the years ended December 31, 2013, 2012 and 2011 was $0.5 million, $0.6 million and $0.6 million, respectively.

        SEC Rule 4-08(g) of Regulation S-X requires summarized financial information to be provided for equity-method investees deemed to be significant. The Company's equity-method investment in FATV has been determined to be significant as the Company's investment in FATV exceeds 10 percent of the Company's total assets at December 31, 2013. Disclosed below is the required summarized financial information of FATV.

FA Technology Ventures, L.P.—Statements of Financial Condition

(In thousands of dollars)	December 31, 2013	December 31, 2012
Assets:
Investments at fair value	$75,188	$69,736
Cash and cash equivalents	786	1,220
Escrow receivable and other	1,352	46

Total assets	$77,326	$71,002

Liabilities:
Accrued expenses and other liabilities	$57	$53

Partners' Capital:
Partner's capital	77,269	70,949

Total Liabilities and Partners' Capital	$77,326	$71,002

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. Investments (Continued)

FA Technology Ventures, L.P.—Statements of Operations

	For the years ending December 31,
(In thousands of dollars)	2013	2012	2011
Revenue:
Interest income	$1	$428	$37

Expenses:
Management fees	532	576	582
Professional fees	61	57	74
Other	3	6	49

Total expenses	596	639	705

Net investment loss	(595)	(211)	(668)
Net gains on investments	19,417	7,454	11,507

Net increase in partners' capital from operations	$18,822	$7,243	$10,839

Employee Investment Funds

        The Employee Investment Funds ("EIF") are limited liability companies established by the Company for the purpose of having select employees invest in private equity securities. The EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary of the Company, which has contracted with FATV to act as an investment advisor with respect to funds invested in parallel with the Partnership. The Company consolidated EIF resulting in approximately $1.3 million and $1.2 million of Investments, respectively, and approximately $0.9 million and $0.9 million of payables to former employees, respectively, being recorded in the Consolidated Statements of Financial Condition at December 31, 2013 and December 31, 2012, respectively. Management fees are not material.

Other Investments

        Other investments of approximately $2.2 million at December 31, 2012 are investments in privately held companies that were strategically aligned with the operations of the Company conducted at the respective times of investment (the Company has ascribed no fair value to such investments at December 31, 2013). Disclosed below is a rollforward of the Company's other investments.

(In thousands of dollars)	2013		2012
Balance—January 1	$2,150		$1,200
Purchases of investments	947		950
Sales / redemptions of investments	(600)	(1)	—
Losses on investments	(2,497)		—

Balance—December 31	$—		$2,150

(1)
The Company held an investment in a privately held newly-formed commercial mortgage origination company ("investee"), which was redeemed during the fourth quarter of 2013 at par ($0.6 million). In connection with this redemption, the investee granted the

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10. Investments (Continued)

  Company warrants which are exercisable for $1, solely upon a liquidity event, as defined, and expire on November 18, 2023. To the extent that a liquidity event (as defined) were to occur, the warrants would become exercisable into a 0.4%-2.2% ownership interest in the investee. The actual ownership interest for which the warrants convert is dependent upon the certain performance hurdles being met by the investee. The Company ascribed no fair value to these warrants at December 31, 2013 as the warrants cannot be net settled and are not readily convertible to cash.

  NOTE 11. Goodwill and Intangible Assets

          The following table sets forth the roll-forward of goodwill for the years ending December 31, 2013 and 2012:

  Goodwill

(In thousands)	Segment MBS & Rates(1)	Segment Inv. Banking(1)	Total
Goodwill
Balance at December 31, 2011	$17,364	$3,732	$21,096
Impairment of goodwill	(17,364)	(3,732)	(21,096)
RangeMark acquisition	1,212	—	1,212

Balance at December 31, 2012	$1,212	$—	$1,212
RangeMark disposition—Impairment	(1,212)	—	(1,212)

Balance at December 31, 2013	$—	$—	$—

(1)
Discontinued operations

        On November 7, 2012, a subsidiary of the Company acquired certain assets and assumed certain liabilities from RangeMark Financial Services, Inc. and certain of its affiliates and other parties, in exchange for purchase consideration of $2.5 million, payable in four installments commencing on September 30, 2013 through March 31, 2015. This transaction resulted in the recognition of approximately $1.2 million of goodwill. In the second quarter of 2013, the Company determined that this goodwill was fully impaired as a result of the Company's exit from its Fixed Income businesses. The impairment of the RangeMark goodwill (and intangible assets) was substantially offset against the unpaid purchase consideration and therefore had an insignificant impact to the Company's results of operations during the year ended December 31, 2013.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. Goodwill and Intangible Assets (Continued)

Intangible Assets

(In thousands)	December 31, 2013	December 31, 2012
Intangible assets (amortizable):
MBS & Rates segment—Customer relationships
Gross carrying amount	$641	$641
Accumulated amortization	(476)	(463)
Impairment of intangible asset—second quarter of 2013	(165)	—

Net carrying amount	—	178

RangeMark—Intellectual Property
Gross carrying amount	1,050	1,050
Accumulated amortization	(87)	(35)
Impairment of intangible asset—second quarter of 2013	(963)	—

Net carrying amount	—	1,015

RangeMark—Trade Name
Gross carrying amount	480	480
Accumulated amortization	(20)	(8)
Impairment of intangible asset—second quarter of 2013	(460)	—

Net carrying amount	—	472

Credit Products segment—Customer relationships
Gross carrying amount	795	795
Accumulated amortization	(795)	(768)

Net carrying amount	—	27

Investment Banking segment—Trade name
Gross carrying amount	4,066	4,066
Accumulated amortization	(1,134)	(1,057)
Impairment of intangible asset—second quarter of 2013	(2,932)	—

Net carrying amount	—	3,009

ClearPoint segment—Customer relationships
Gross carrying amount	803	803
Accumulated amortization	(216)	(201)
Impairment of intangible asset—first quarter of 2013	(587)	—

Net carrying amount	—	602

Total Intangible assets	$—	$5,303

        The intangible assets of the Investment Banking and Fixed Income businesses were fully impaired in connection with the Company's exit from these businesses during the second quarter of 2013. During the first quarter of 2013, the Company determined that the ClearPoint customer relationship intangible asset was fully impaired as a result of the Homeward Transaction. These impairment charges have been classified as part of discontinued operations. As previously mentioned, the impairment of the

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11. Goodwill and Intangible Assets (Continued)

RangeMark intangible assets (and goodwill) were substantially offset against the unpaid purchase consideration and therefore had an insignificant impact to the Company's results of operations for the second quarter of 2013.

NOTE 12. Office Equipment and Leasehold Improvements

        Office equipment and leasehold improvements consists of the following at December 31:

(In thousands)	2013	2012
Communications and data processing equipment	$279	$5,149
Furniture and fixtures	—	3,334
Leasehold improvements	—	1,802
Software	62	850

Total	341	11,135

Less: accumulated depreciation and amortization	(226)	(5,824)

Total office equipment and leasehold improvements, net	$115	$5,311

        During the third quarter of 2013, the Company recorded a non-cash impairment charge related to office equipment and leasehold improvements of approximately $0.5 million which were abandoned in connection with the termination of its lease for its headquarters at 1290 Avenue of the Americas, New York, New York. Refer to Note 17 "Leases" herein for additional information. In addition, during the second quarter of 2013, a non-cash impairment charge of approximately $3.5 million relating to office equipment and leasehold improvements was recorded by the Company in connection with its exits from the Investment Banking and Fixed Income businesses. These charges have been recorded as restructuring expenses and are included within discontinued operations. Refer to Note 21 "Restructuring" and Note 22 "Discontinued Operations" herein for additional information.

NOTE 13. Other Assets

        Other assets consist of the following at December 31:

(In thousands)	2013	2012
Prepaid expenses	$3,028	$2,761
Collateral deposits	486	5,165
Other	376	1,104

Total other assets	$3,890	$9,030

        On September 27, 2013, the Company entered into an agreement terminating the lease for its headquarters at 1290 Avenue of the Americas, New York, New York. In connection with this termination, the landlord retained approximately $3.9 million previously deposited by the Company with the landlord as security under the lease. Refer to Note 17 "Leases" herein for additional information.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14. Secured Borrowings

        There are no secured borrowings at December 31, 2013. ClearPoint was extended secured mortgage warehouse lines of credit in order to fund mortgage originations. As of December 31, 2012, the outstanding borrowings under these credit facilities were approximately $64.9 million. In connection with the Homeward Transaction, the Company entered into Consent and Wind-down Agreements in favor of the lenders to these credit facilities. ClearPoint had no remaining exposure to these credit facilities as of the second quarter of 2013.

ClearPoint Held for Sale Activities, including Transition Services

        In addition, in connection with the Homeward Transaction, ClearPoint agreed to provide transition services which included loan origination services in Massachusetts and Virginia. These loan origination services terminated on April 30, 2013. Homeward has indemnified ClearPoint from and against any losses suffered in connection with these activities, had provided a payment and performance guaranty of ClearPoint's obligations to the lender of this facility and was obligated to reimburse ClearPoint for the costs of providing the loan origination services.

NOTE 15. Subordinated Debt

        A group of management and highly compensated employees were eligible to participate in the Company's Deferred Compensation Plan for Key Employees (the "Key Employee Plan"). The employees entered into subordinated loans with Gleacher & Company Securities, Inc. ("Gleacher Securities"), a wholly owned subsidiary, to provide for the deferral of compensation and employer allocations under the Key Employee Plan. The accounts of the participants of the Key Employee Plan are credited with earnings and/or losses based on the performance of various investment benchmarks selected by the participants. Maturities of the subordinated debt were based on the distribution election made by each participant, which may be deferred to a later date by the participant. As of February 28, 2007, the Company no longer permits new amounts to be deferred under the Key Employee Plan.

        Principal debt repayments to plan participants, which occur on about April 15th of each year, are as follows:

(In thousands)
2014	$320
2015	63
2016	26

Balance—December 31, 2013	$409

        The Financial Industry Regulatory Authority ("FINRA") has approved the net capital treatment of the Company's subordinated debt agreements disclosed above. Pursuant to these approvals, these amounts are allowable in Gleacher Securities' computation of net capital.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Stockholders' Equity

Reverse Stock Split

        On May 30, 2013, the Company implemented a reverse stock split of its shares of common stock at a ratio of 1-for-20. As a consequence of the reverse stock split, every 20 shares of the Company's outstanding common stock was combined into one share, without any change to the par value per share. As previously mentioned, all share numbers and share-related disclosures contained herein have been adjusted to the extent necessary, to give retroactive effect to the reverse stock split.

Stock Repurchase (10b-18 Plan)

        On October 27, 2010, the Company announced that its Board of Directors approved a stock repurchase program whereby the Company was authorized to purchase shares of its common stock for up to $25 million, subject to the requirements of Rule 10b-18 promulgated under the Exchange Act. This program was originally scheduled to terminate on the date which the Company publicly released its results of operations for the year ending December 31, 2011 and was subsequently renewed for the fiscal year 2012. In February 2013, the Board of Directors of the Company again renewed of this stock repurchase program, authorizing up to $10 million in annual repurchases of Company common stock. No repurchases were made during the year ended December 31, 2013. The program expired on March 13, 2014 and has not been renewed. For the year ended December 31, 2012 and 2011, the Company repurchased 66,470 and 266,710 shares, respectively, for approximately $1.2 million and $10.6 million, respectively, under this program.

Tender Offer

        On November 22, 2011, the Company closed its modified "Dutch auction" tender offer. The Company accepted for purchase 330,066 shares of its common stock at a purchase price of $25.00 per share, or approximately $8.3 million in the aggregate. Included within the shares accepted for purchase were 30,066 additional common shares that the Company elected to purchase pursuant to its option to increase the size of the offering by 2% of the outstanding shares of common stock. The shares purchased represented 5.17% of the shares outstanding immediately prior to the consummation of the tender offer.

Registration Rights Agreement

        On June 5, 2009, the Company and Eric J. Gleacher entered into a registration rights Agreement (the "Registration Rights Agreement"). The Registration Rights Agreement entitles Mr. Gleacher, subject to limited exceptions, to have his shares included in any registration statement filed by the Company in connection with a public offering solely for cash, a right often referred to as a "piggyback registration right." Mr. Gleacher also has the right to require the Company to prepare and file a shelf registration statement to permit the sale to the public from time to time of the shares of Company common stock that Mr. Gleacher received on the closing of the transaction. The Company has agreed to pay all expenses in connection with any registration effected pursuant to the Registration Rights Agreement. The Registration Rights Agreement may be amended with the consent of the Company and the written consent of the holders representing a majority of Company common stock that is registrable pursuant thereto.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16. Stockholders' Equity (Continued)

Deferred Compensation and Employee Stock Trust

        In prior years, the Company adopted the Key Employee Plan for the benefit of a select group of highly compensated former employees. Participants could elect under this plan to have the value of their plan accounts track the performance of one or more investment benchmarks available under the plans, including the Gleacher & Company Common Stock Investment Benchmark, which tracks the performance of the Company's common stock. With respect to the Gleacher & Company Common Stock Investment Benchmark, the Company contributed its common stock to a rabbi trust (the "Trust") that it has established in connection with meeting its related liability under the plans. As of February 28, 2007, the Company no longer permits any new amounts to be deferred under its current plans.

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

NOTE 17. Commitments and Contingencies

Litigations and Arbitrations

Arbitration—Thomas J. Hughes (former Chief Executive Officer) and John Griff (former Chief Operating Officer)

        In August 2012, the Company adopted the Senior Management Compensation and Retention Plan ("Retention Plan") and entered into related agreements with Thomas J. Hughes, our former Chief Executive Officer, and John Griff, our former Chief Operating Officer. Under the Retention Plan, termination of employment under certain circumstances in connection with the occurrence of a Change in Control, as defined by the Retention Plan, could trigger payments to the covered executive officers. In general, a cash payment would be required following an involuntary termination of employment by the Company (or a resignation by the covered executive officer for good reason, as defined) within six months before or two years after a Change in Control.

        Effective May 24, 2013, the employment of each of Thomas J. Hughes was terminated by the Company. Messrs. Hughes and Griff each participated in the Retention Plan and had entered into a related retention plan agreement with the Company. To the extent a Change in Control had occurred by November 24, 2013 (six months after the applicable dates of termination), cash payments totaling approximately $7.0 million (and other incidental benefits) would have become payable to these former employees (subject to satisfaction by the former employees of certain conditions).

        Subsequent to the Company's termination of these former officers, Messrs. Hughes and Griff made a demand to the Company for benefits under the Retention Plan and their related agreements, and

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. Commitments and Contingencies (Continued)

following the Company's rejection of their demand, commenced an arbitration proceeding on September 17, 2013 before the Financial Industry Regulatory Authority ("FINRA") seeking money damages in an approximate amount of $7.9 million, vesting of unvested equity awards and other relief, all of which they claim are due as a result of their respective terminations. The Company has determined that no severance payments or other benefits based upon a "Change in Control" (as defined in the applicable agreements) are due to these former officers inasmuch as the Company has concluded that no "Change in Control" has occurred. We believe that these individuals' claims that a Change in Control has occurred are without merit. A FINRA hearing of the matter is currently expected to occur in the summer of 2014.

        Pursuant to his employment agreement, in the absence of a "Change in Control," Mr. Hughes would have been entitled to a severance payment of $750,000 (not accrued at December 31, 2013), and pursuant to his Restricted Stock Award Agreement, Mr. Griff would have been entitled to vesting of 20,833 unvested shares of restricted stock, subject in each case to the execution and delivery within a specified time period (and non-revocation) of a release of claims against the Company and continued compliance with certain restrictive covenants. These conditions were not satisfied.

        No amounts in respect of Messrs. Hughes' and Griff's claims have been accrued as of December 31, 2013, and we consider all unvested equity awards previously held by them to have been forfeited.

Settlement—Joseph Mannello (former employee)

        On October 17, 2013, Gleacher & Company Securities, Inc. ("Gleacher Securities"), a wholly-owned subsidiary of the Company, and Mr. Joseph Mannello, a former employee, entered into a settlement and release agreement (the "Settlement") relating to compensation and other claims made by Mr. Mannello in connection with his previous employment by Gleacher Securities and its subsequent termination. Under the terms of the Settlement, Gleacher Securities paid to Mr. Mannello approximately $2.9 million and reimbursed him for legal costs in the amount of $0.6 million. In exchange, Mr. Mannello released Gleacher Securities, its Parent and affiliates from all claims that he had, has or may have and confirmed that he has forfeited any equity in the Company that was unvested as of the date of his termination.

        In connection with the Settlement, the Company recorded a charge of approximately $3.2 million during the year ended December 31, 2013 which is included within Settlement of arbitration and other claims in the Consolidated Statements of Operations.

Contingent Gains

        The Company has made claims against certain third parties for monetary damages. Recoveries, if any, made as a result of these claims could be material, although there can be no assurance that the Company will prevail in its claims or that any recoveries will be made. The Company would recognize any such recoveries once realized. In connection with these matters, the Company has, and may continue to, incur substantial expenses, including legal fees, in pursuing these claims.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. Commitments and Contingencies (Continued)

General

        Due to the nature of the Company's prior business activities and ongoing operations, the Company and its subsidiaries have been exposed to risks associated with a variety of legal proceedings and claims. These include litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory, securities trading or other transactional activities, client account activities, mortgage lending and employment matters, and stockholder claims. Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company's financial position. These proceedings and claims typically involve associated legal costs incurred by the Company in connection with defending against these matters, which could be significant. The Company has been in the past, and currently is, subject to a variety of claims and litigations arising from its former business activities and its ongoing operations, most of which it considers to be routine.

        As a result of their prior business activities and ongoing operations, the Company and its subsidiaries are also subject to both routine and unscheduled regulatory examinations of their prior business activities and investigations of securities industry practices by governmental agencies and self-regulatory organizations. In recent years, securities and mortgage lending firms have been subject to increased scrutiny and regulatory enforcement activity. Regulatory investigations can result in substantial fines being imposed on the Company and/or its subsidiaries. As a result of prior business activities, the Company and its subsidiaries have received, and may in the future receive, inquiries and subpoenas from the SEC, FINRA, state regulators and other regulatory organizations. The Company does not always know the purpose behind these communications or the status or target of any related investigation. Some of these communications have, in the past, resulted in disciplinary actions which have sometimes included monetary sanctions and citations for regulatory deficiencies. To date, none of these communications have had a material adverse effect on the Company nor does the Company believe that any pending communications are likely to have such an effect. Nevertheless, there can be no assurance that any pending or future communications will not have a material adverse effect on the Company. In addition, the Company is at risk for employment-based claims alleging discrimination, harassment, wrongful discharge or breach of an employment agreement or other contractual arrangement, among other things. Employees could seek recoupment of compensation claimed to be owed (whether for cash or forfeited equity awards), severance payments, vesting of equity awards and other damages. These claims could involve significant amounts.

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. Commitments and Contingencies (Continued)

Employment Agreements—Company's General Counsel and Secretary and its Controller

        On October 18, 2013, the Company entered into key employee retention agreements (each an "Employment Agreement") with each of its General Counsel and Secretary and its Controller. These Employment Agreements supersede all prior agreements relating to matters covered in the Employment Agreements, including each of these executive's participation agreements under the Retention Plan.

        The Employment Agreements cover the period beginning on January 1, 2013 and ending on November 30, 2014 and provide for guaranteed bonus compensation in the aggregate of $3,550,000 (and other incidental benefits) to these executives, subject to continuing employment and payable in accordance with a fixed schedule, which may be accelerated in certain circumstances. In connection with entering into the Employment Agreements, the Company recorded a charge of approximately $1.9 million (of which $1.0 million has been paid) during the year ended December 31, 2013. A liability of approximately $0.9 million is included within Accrued compensation within the Consolidated Statements of Financial Condition.

Other Compensation Matters

        As a result of the Company's restructuring, the Company entered into agreements with the majority of its remaining employees (excluding the Company's General Counsel and its Controller, discussed above) designed to retain these employees through specified dates. The agreements provide for continued employment and the payment of guaranteed bonus compensation contingent upon continued service through such specified dates. These bonus payments totaled approximately $1.0 million in the aggregate. During the year ended December 31, 2013, the Company recognized compensation expense of $0.8 million (all of which has been paid).

Guarantees and Other Indemnifications Relating to Certain Contractual Obligations of ClearPoint

        On February 14, 2013, the Company and certain of its affiliates, including ClearPoint, entered into an Asset Purchase Agreement ("Purchase Agreement") in connection with the Homeward Transaction. The Purchase Agreement, among other things, provides for customary indemnification provisions. Pursuant to these provisions, ClearPoint established an escrow account of $5.0 million for a three-year period following the closing date (February 22, 2016). The Parent has also provided for a guaranty of ClearPoint's indemnification obligations to Homeward, up to a maximum of $7.5 million, of which $5.0 million is payable by Parent under the guaranty only in limited circumstances in which, during the three-year period following the closing date, the sums held in the escrow account are not available to satisfy indemnification claims. Any amounts paid under the guaranty will be released to the Company from the escrow account on a dollar-for-dollar basis (assuming funds are available). Indemnity claims of Homeward, if any, will be paid first from the escrow account, and then, to the extent necessary, drawn upon the guaranty.

        Outstanding claims which are expected to be paid from the escrow account in satisfaction of certain claims made by Homeward include (i) losses incurred in connection with two loan repurchase requests (currently estimated to be less than $0.1 million) and (ii) reimbursements of premiums received in connection with certain loans that refinanced within 180 days following the date of purchase by Homeward (approximately $0.1 million).

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. Commitments and Contingencies (Continued)

ClearPoint Loan Repurchases

        In addition to the indemnification provisions related to the Homeward Transaction, in the ordinary course of business, ClearPoint also indemnified its other counterparties, against potential losses incurred by such parties including under its warehouse line agreements and loan sale agreements related to originated mortgage loans since inception (June 2008). Subsequent to the Homeward Transaction, ClearPoint paid approximately $0.1 million in satisfaction of its indemnification obligations under loan sale agreements related to losses incurred in connection with two repurchase requests from counterparties other than Homeward.

        ClearPoint maintains a reserve for the previously discussed loan repurchase and indemnification claims. At December 31, 2013 and December 31, 2012 this reserve was approximately $0.4 million and $0.4 million, respectively, and is included within Accounts payable and accrued expenses in the Consolidated Statements of Financial Condition.

Leases

        On September 27, 2013, as a result of its previously disclosed restructurings, the Company entered into an agreement terminating the lease for its headquarters at 1290 Avenue of the Americas, New York, New York. The lease was previously scheduled to expire on April 30, 2025 and had a remaining contractual obligation for base rent of approximately $61 million. Pursuant to this agreement, the Company surrendered a portion of the premises (the "First Premises") to the landlord on September 30, 2013 (the "First Surrender Date") and the remainder of the premises (the "Second Premises") was surrendered on or about November 14, 2013 (the "Second Surrender Date"). As of the First Surrender Date (as to the First Premises) and the Second Surrender Date (as of the Second Premises), all rights and obligations of the Company under the lease expired and terminated with the same effect as if each Surrender Date were the expiration date set forth in the lease.

        The lease termination terms are set forth in the Surrender Agreement, dated September 27, 2013 (the "Surrender Agreement"), between the Company and the landlord. The Company's total termination obligation under the Surrender Agreement was $19.5 million, satisfied by a cash payment of approximately $15.6 million (which amount included rent and expenses through the Second Surrender Date) and retention by the landlord of approximately $3.9 million previously deposited by the Company with the landlord as security under the lease.

        As a result of this transaction, the Company recorded a charge of approximately $19.0 million during the year ended December 31, 2013. This charge is recorded as restructuring expense and is included within discontinued operations, since the Company currently no longer requires a long-term commitment for office space due to the discontinuation of its revenue-producing operating businesses. Refer to Notes 1, 21 and 22 herein, for additional information.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. Commitments and Contingencies (Continued)

        Future minimum annual lease payments for the Company's remaining lease commitments, and sublease rental income as of December 31, 2013, are disclosed within the table below. These leases expire at various times through 2015.

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2014	$1,431	$974	$457
2015	712	530	182

Total	$2,143	$1,504	$639

        In addition, the Company entered into a sublease with Capstone Advisory Group, LLC ("Capstone") which commenced on November 15, 2013 and initially provides for monthly base rental payments of approximately $12,000, based upon the Company's current space needs. This arrangement provides the Company with flexibility and at a cost that is below other market comparable alternatives. This sublease was evaluated by the Company's Audit Committee and approved on October 10, 2013, since this is a related-party transaction. The sublease continues on a month-to-month basis and provides the Company with the ability to reduce its occupied space upon not less than 30 days notice to Capstone. Any such reduction would reduce the monthly base rental payments based upon pre-determined rates.

        The Company recognizes rent expense over the entire lease term on a straight-line basis. To the extent the Company is provided tenant improvement allowances funded by the lessor, they are amortized over the initial lease period and serve to reduce rent expense. Rental expense from continuing operations, net of sublease rental income, for the years ended December 31, 2013, 2012 and 2011 was approximately $0.5 million, $0.7 million and $0.5 million, respectively.

Letters of Credit

        The Company was contingently liable under bank stand-by letter of credit agreements, executed primarily in connection with office leases totaling $4.9 million at December 31, 2012 (there were no stand-by letters of credit agreements at December 31, 2013). These agreements were all collateralized by cash which is included within Other assets within the Consolidated Statements of Financial Condition. Refer to Note 13 "Other Assets" herein. During the second quarter and fourth quarter of 2013, letters of credit for approximately $3.9 million and $0.3 million had expired and cash collateral was in the possession of the Company's landlords. In addition, during the fourth quarter of 2013, cash collateral of $0.7 million was returned to the Company in connection with the expiration of a lease.

        The $3.9 million of collateral was retained by the landlord in connection with the Company's termination of its lease for its headquarters at 1290 Avenue of the Americas, New York, New York on September 27, 2013. Refer to "Leases" above for additional information. The remaining collateral currently held by the Company's landlord of approximately $0.3 million is expected to be returned upon expiration of the respective lease.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17. Commitments and Contingencies (Continued)

Other

        In the normal course of its prior business activities, the Company provided guarantees to third parties with respect to the obligations of certain of its subsidiaries. The majority of these arrangements, discussed below, are connected to the sales and trading activities of the Company's prior MBS & Rates and Credit Products divisions, the activities of which were discontinued in the second quarter of 2013.

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

NOTE 18. Income Taxes

        The components of income tax (benefit)/expense from continuing operations reflected in the Consolidated Statements of Operations are set forth below for the years ended December 31:

(In thousands)	2013	2012	2011
Federal
Current	$(485)	$(5,570)	$(5,539)
Deferred	—	19,174	(568)
State and local
Current	(597)	(635)	(1,193)
Deferred	—	9,971	(122)

Total income tax (benefit)/expense from continuing operations	$(1,082)	$22,940	$(7,422)

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. Income Taxes (Continued)

        A reconciliation of the U.S. federal statutory income tax rate to the Company's effective income tax rate (continuing operations) is set forth below for the years ended December 31:

(In thousands)	2013	2012	2011
Federal statutory rate—35%	$(9,663)	$(9,452)	$(6,710)
Increase in deferred tax asset valuation allowance	12,664	35,299	—
State and local income taxes, net of federal income taxes	(3,001)	(2,935)	(1,443)
Expiration of statute of limitations	(608)	—	—
Provision to return adjustments	(486)	(274)	530
Change in estimated state tax rates	—	—	(181)
Uncertain tax positions	—	281	96
Other	12	21	286

Total income tax (benefit)/expense from continuing operations	$(1,082)	$22,940	$(7,422)

        The deferred tax assets and liabilities consisted of the following at December 31:

(In thousands)	2013	2012
Deferred tax assets, net
Net operating loss carryforwards ("NOLs")	$72,996	$22,089
Compensation	5,007	12,061
Accrued liabilities	1,143	2,230
Investments	(4,050)	(3,782)
Uncertain tax positions	831	831
Fixed assets	—	(337)
Intangible assets	—	(823)
Deferred revenues	—	92
Other	417	1,323

Total net deferred tax asset before valuation allowance	76,344	33,684
Less: valuation allowance	(76,344)	(33,684)

Total deferred tax assets, net of valuation allowance	$—	$—

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18. Income Taxes (Continued)

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

        At December 31, 2013, the Company had pre-tax net operating loss carryforwards of approximately $159 million, which expire between 2023 and 2033. These net operating loss carryforwards have been reduced by the impact of an annual limitation described in the Internal Revenue Code ("IRC") Section 382. In general, the IRC Section 382 places an annual limitation on the use of certain tax attributes such as net operating losses. The annual limitation arose as a result of an ownership change which occurred on September 21, 2007. For state and local tax purposes, the Company's net operating loss carryforwards have expiration periods between 1 and 20 years and are also subject to various apportionment factors and limitations on utilization. In the event that the Company experiences an ownership change under IRC Section 382, the Company's NOLs would be fully impaired (reduced nearly to zero). Absent an ownership change, including in the event of a dissolution, the Company's NOLs would be available to offset any income it may recognize, if any.

        The following table summarizes the activity related to the Company's unrecognized tax benefits:

(In thousands)
Balance—December 31, 2011	$3,551
Decreases related to settlements	(184)
Decreases related to expiration of statute of limitations	(133)
Gross increases related to current year's tax positions	285

Balance—December 31, 2012	$3,519
Decreases related to expiration of statute of limitations	(671)

Balance—December 31, 2013	$2,848

        The total amount of unrecognized tax benefits that, if recognized, would impact either the effective tax rate or discontinued operations is $2.3 million. We currently anticipate that total unrecognized tax benefits will decrease by up to $2.1 million in the next twelve months, which will affect the effective tax rate, primarily as a result of the settlement of tax examinations.

        The Company recognizes interest and penalties as a component of income tax expense. During the years ended December 31, 2013, 2012 and 2011, the Company recognized $0.4 million, $0.4 million and $0.2 million, respectively, of interest expense as a component of income tax expense. The Company had approximately $1.0 million and $0.7 million for the payment of interest and penalties accrued at December 31, 2013 and 2012, respectively.

        The Company is subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. As of December 31, 2013, with few exceptions, the Company was no longer subject to U.S. federal tax or state and local income tax examinations for years before 2008. The Company began audits with the Internal Revenue Service in 2013 and New York State in 2012.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. Stock-Based Compensation and Other Plans

        Under the Company's 2007 Incentive Compensation Plan ("Incentive Plan") and the 2003 Non-Employee Directors Plan ("2003 Directors Plan"), (referred to herein as the "Plans") employees and non-employees of the Company have been awarded stock options, restricted stock and/or restricted stock units, which expire at various times through 2018. The Company generally issues treasury shares in connection with option exercises, restricted stock awards or the settlement of vested restricted stock units to the extent there are adequate shares in treasury to satisfy such activity.

        The Incentive Plan provides for awards in a variety of forms, including, incentive stock options (within the meaning of Section 422 of the Internal Revenue Code), nonqualified stock options, restricted stock and restricted stock units. The Incentive Plan imposes a limit on the number of shares of the Company's common stock that may be subject to awards. On February 6, 2008, the Company's Board of Directors authorized, and on June 5, 2008, the Company's stockholders approved, an additional 533,750 shares for issuance pursuant to the Incentive Plan. On April 16, 2009, in connection with amending and restating the Incentive Plan, the Company's Board of Directors authorized and on June 16, 2009, the Company's stockholders approved an additional 250,000 shares for issuance pursuant to the Incentive Plan. An award relating to shares may be granted if the aggregate number of shares subject to then-outstanding awards, under the Incentive Plan and under the pre-existing plans, plus the number of shares subject to the award being granted do not exceed the sum of (i) 25% of the number of shares of common stock issued and outstanding immediately prior to the grant plus (ii) 783,750 shares.

        The 2003 Directors Plan allows awards in the form of stock options and restricted shares. The 2003 Directors Plan imposes a limit on the number of shares of our common stock that may be subject to awards. On April 16, 2009, in connection with amending and restating the 2003 Directors Plan, the Company's Board of Directors authorized and on June 16, 2009, the Company's stockholders approved, increasing the number of shares available for issuance from 5,000 to 100,000 shares.

        The following is a recap of all Plans as of December 31, 2013:

Shares authorized for issuance	2,432,706

Share awards used:
Stock options granted and outstanding	296,189
Restricted stock awards granted and unvested	14,834
Restricted stock units granted and unvested	3,471
Restricted stock units granted and vested	25,658

Total share awards used(1)	340,152

Shares available for future awards	2,092,554

(1)
Awards exclude vested options for 33,334 shares granted to the Parent's former CEO outside of the Incentive Plan and pursuant to the "employee inducement" award exception of the NASDAQ rules in connection with his hiring in the second quarter of 2011.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. Stock-Based Compensation and Other Plans (Continued)

        The Company recognized stock-based compensation expense related to its various employee and non-employee director stock-based incentive plans during the years ended December 31, as follows:

(In thousands of dollars)	2013		2012	2011
Continuing operations	$1,112		$3,151	$1,968
Discontinued operations	4,480		3,649	13,106

Total	$5,592	(2)	$6,800	$15,074

(2)
Includes stock-based compensation for the year ended December 31, 2013 of $4.1 million associated with the vesting of 267,000 shares in connection with the Company's previously disclosed restructurings (Refer to Note 1 herein).

        For the years ended December 31, 2013, 2012 and 2011, total stock-based compensation expense was $5.6 million, $6.8 million and $15.1 million, respectively, and the related tax benefit recognized in the Consolidated Statements of Operations was $0.0 million, $0.0 million and $6.4 million, respectively. The actual tax benefit realized for the tax deductions for share-based compensation was $0.0 million, $0.0 million and $8.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        At December 31, 2013, the total compensation expense related to non-vested awards (which are expected to vest) not yet recognized is $0.3 million, which is expected to be recognized over the remaining weighted average vesting period of 0.9 years.

        Options:    Options have been granted with exercise prices not less than fair market value of the Company's common stock on the date of grant, as defined in each Plan, vest over a maximum of three years, and expire six years after grant date.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. Stock-Based Compensation and Other Plans (Continued)

        Unvested options are generally forfeited upon termination of employment, with limited exceptions. Option transactions for the three years ended December 31, 2013, 2012 and 2011 were as follows:

	Shares Underlying Stock Options	Weighted Average Exercise Price
Balance at December 31, 2010	304,970	$63.20
Options granted	218,684	35.20
Options exercised	—	—
Options forfeited/expired	(68,288)	50.20

Balance at December 31, 2011	455,366	$51.60
Options granted	33,333	17.40
Options exercised	—	—
Options forfeited/expired	(32,993)	78.80

Balance at December 31, 2012	455,706	$47.20
Options granted	—	—
Options exercised	—	—
Options forfeited/expired(3)	(126,183)	35.49

Balance at December 31, 2013	329,523	$51.67

(3)
Options forfeited includes shares underlying stock options of 50,000 and 33,332 granted to the Company's former CEO and former COO, respectively, which were forfeited pursuant to the terms of the respective award agreements and the Retention Plan. Refer to Note 17 "Arbitration—Thomas J. Hughes (former Chief Executive Officer) and John Griff (former Chief Operating Officer)" for additional information.

        There were no options exercised for the years ended December 31, 2013, 2012 and 2011. At December 31, 2013, the outstanding options for 329,523 shares (all of which are exercisable) had a remaining average contractual term of 1.4 years and no intrinsic value as they were all significantly out of the money.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. Stock-Based Compensation and Other Plans (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2013:

	Outstanding				Exercisable
Exercise Price Range	Shares		Average Life Remaining (years)	Average Exercise Price	Shares		Average Exercise Price
$17.00 - $20.00	13,691		4.4	$17.40	13,691		$17.40
$20.01 - $30.00	16,667		0.4	29.20	16,667		29.20
$30.01 - $40.00	120,091		1.3	37.36	120,091		37.36
$40.01 - $60.00	110,000		1.6	56.99	110,000		56.99
$60.01 - $150.00	69,074		1.0	80.29	69,074		80.29

Total	329,523	(4)	1.4	$51.67	329,523	(4)	$51.67

(4)
Options outstanding and exercisable above include options for 33,334 shares granted to the Company's former CEO pursuant to the "employee inducement" award exception of the NASDAQ rules in connection with his hiring in the second quarter of 2011.

        The Black-Scholes option pricing model is used to determine the fair value of options granted. For year ended December 31 of each respective year, significant assumptions used to estimate the fair value of share based compensation awards include the following:

	2013	2012	2011
Expected term(5)	N/A	3.27	3.94
Expected volatility	N/A	73.6%	87.1%
Expected dividends	—	—	—
Risk-free interest rate	N/A	0.5%	1.2%

(5)
The Company utilized the simplified method for calculating the expected term assumption for the years 2012 and 2011, as prescribed by ASC 718, due to insufficient historical stock option exercise experience.

        Restricted Stock Awards/Restricted Stock Units:    Restricted stock awards and restricted stock units have been valued at the market value of the Company's common stock as of the grant date and expensed over the service period, which is typically 3 years.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19. Stock-Based Compensation and Other Plans (Continued)

        Restricted stock awards/restricted stock units for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Unvested Restricted Stock Awards	Weighted Average Grant-Date Fair Value Restricted Stock	Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value Restricted Stock Units
Balance at December 31, 2010	570,525	$72.00	309,567	$64.40
Granted	129,154	38.40	327,393	39.20
Vested	(341,232)	60.40	(159,768)	57.40
Forfeited	(52,760)	55.00	(77,662)	50.60

Balance at December 31, 2011	305,687	$73.60	399,530	$49.40
Granted	408,728	27.80	80,000	17.20
Vested	(140,399)	52.40	(145,290)	58.00
Forfeited	(236,429)	64.40	(136,278)	40.20

Balance at December 31, 2012	337,587	$33.40	197,962	$36.20
Granted	11,955	14.03	75,531	13.80
Vested	(212,047)	33.17	(236,945)	28.71
Forfeited	(122,661) (6)	32.09	(33,077) (6)	37.91

Balance at December 31, 2013	14,834	$32.00	3,471	$42.00

(6)
Awards forfeited includes unvested restricted stock units of 16,667 granted to the Company's former CEO and unvested shares of restricted stock of 20,833 granted to the Company's former COO which were forfeited pursuant to the terms of the respective award agreements and the Retention Plan. Refer to Note 17 "Arbitration—Thomas J. Hughes (former Chief Executive Officer) and John Griff (former Chief Operating Officer)" for additional information.

        The total fair value of awards vested, based on the market value of the stock on the vest date, during the years ended December 31, 2013, 2012, and 2011 was $6.6 million, $7.6 million and $21.2 million, respectively.

Other Compensation Arrangements

        At December 31, 2013 and December 31, 2012, there was approximately $0.4 million and $0.4 million, respectively, of accrued compensation within the Consolidated Statements of Financial Condition related to deferred compensation plans provided by the Company, which will be paid out between 2014 and 2016. As of February 28, 2007, the Company no longer permits new amounts to be deferred under these plans.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20. Net Capital Requirements

        Gleacher Securities is subject to the net capital requirements of Rule 15c3-1 promulgated under the Exchange Act (the "Net Capital Rule"), which requires the maintenance of a minimum net capital. Gleacher Securities has elected to use the alternative method permitted by the Net Capital Rule, which requires it to maintain a minimum net capital amount equal to the greater of 2% of aggregate debit balances arising from customer transactions (as defined) or $0.25 million, subject to certain adjustments related to market making activities in certain securities. As of December 31, 2013, Gleacher Securities had net capital, as defined by the Net Capital Rule, of $33.9 million, which was $33.6 million in excess of the $0.25 million required minimum net capital.

        Gleacher Partners, LLC is also subject to the Net Capital Rule. Gleacher Partners, LLC has also elected to use the alternative method permitted by the rule. As of December 31, 2013, Gleacher Partners, LLC had net capital, as defined by the Net Capital Rule, of $0.9 million, which was $0.6 million in excess of the $0.25 million required minimum net capital.

        Both Gleacher Securities and Gleacher Partners, LLC intend to submit Forms BDW in order to withdraw their registrations as broker-dealers from the SEC, self-regulatory organizations, and the states. Withdrawal from broker-dealer registration becomes effective 60 days after the filing of Form BDW, unless a firm consents to a longer period or the SEC institutes a proceeding, delays or shortens the date of effectiveness, or otherwise imposes terms or conditions upon such withdrawal.

NOTE 21. Restructuring

Investment Banking and Fixed Income Businesses

        The Company's Board of Directors approved plans to discontinue operations in its Investment Banking division on May 30, 2013 and Fixed Income businesses on April 5, 2013. Exiting these businesses impacted approximately 150 employees. Refer to Note 22 herein for additional information.

ClearPoint—Homeward Transaction

        On February 14, 2013, the Company entered into an agreement to sell substantially all of ClearPoint's assets to Homeward. This transaction closed on February 22, 2013, and all remaining business activities of ClearPoint have been substantially wound down. Refer to Note 22 herein for additional information.

Equities Business—Exit on August 22, 2011

        On August 22, 2011, the Board of Directors of the Company approved a plan to exit the Equities business, effective immediately. Exiting the Equities business impacted 62 employees. Refer to Note 22 herein for additional information.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. Restructuring (Continued)

        The following table summarizes the restructuring charges incurred by the Company for the years ended December 31, which have been recorded as a component of discontinued operations:

(In thousands of dollars)	2013	2012	2011
Cash Charges:
Investment Banking
Severance compensation	$1,417	$—	$—
Third party vendor contracts and other costs	332	—	—

Subtotal—Investment Banking (cash charges):	1,749	—	—

Fixed Income businesses
Severance compensation	8,323	—	—
Third party vendor contracts and other costs	6,134	—	—

Subtotal—Fixed Income (cash charges):	14,457	—	—

ClearPoint
Severance and other compensation	1,263	—	—
Third party vendor contracts and other costs	201	—	—

Subtotal—ClearPoint (cash charges):	1,464	—	—

Equities
Severance and other compensation	—	—	2,578
Third party vendor contracts and other costs	—	(222)	2,208

Subtotal—Equities (cash charges):	—	(222)	4,786

Other
Severance compensation	712	—	—
Reserve for lease commitments	19,957	(133)	597

Subtotal—Other (cash charges):	20,669	(133)	597

Total—Cash Charges:	$38,339	$(355)	$5,383

Non-Cash Charges:
Investment Banking
Intangible asset impairment	$2,932	$—	$—
Stock-based compensation vesting	254	—	—

Subtotal—Investment Banking (non-cash charges):	3,186	—	—

Fixed Income businesses
Goodwill & intangible asset impairment	388	—	—
Stock-based compensation vesting	3,681	—	—

Subtotal—Fixed Income (non-cash charges):	4,069	—	—

ClearPoint
Intangible asset impairment	587	—	—
Deferred compensation and other charges	448	—	—

Subtotal—ClearPoint (non-cash charges):	1,035	—	—

Equities
Stock-based compensation vesting	—	(92)	1,395

Subtotal—Equities (non-cash charges):	—	(92)	1,395

Other
Stock-based compensation vesting	195	—	—
Impairment of fixed assets and leasehold improvements	4,006	—	316

Subtotal—Other (non-cash charges)	4,201	—	316

Total—Non-Cash Charges:	$12,491	$(92)	$1,711

Restructuring expenses—Total:	$50,830	$(447)	$7,094

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21. Restructuring (Continued)

        The following table summarizes the changes in the Company's liability related to the restructurings for the years ended December 31:

(In thousands of dollars)	2013	2012	2011
Balance—January 1	$108	$1,427	$—
Restructuring expense	50,830	(447)	7,094
Plus: Deferred rent obligation, prior to restructuring	2,160	—	—
Less: Non-cash charges	(12,491)	92	(1,711)
Payment for lease termination—Company headquarters	(19,500)	—	—
Payments for severance and other compensation	(11,715)	—	(2,578)
Payments for third party vendor contracts and other costs	(4,908)	(747)	(1,131)
Payments for lease commitments, net of sublease income	(1,993)	(217)	(247)

Restructuring reserve—December 31	$2,491	$108	$1,427

        As previously mentioned, on September 27, 2013, the Company entered into an agreement terminating the lease for its headquarters at 1290 Avenue of the Americas, New York, New York. The Company's total termination obligation was $19.5 million, satisfied by a cash payment of approximately $15.6 million and retention by the landlord of approximately $3.9 million previously deposited by the Company with the landlord as security under the lease. Refer to Note 17 "Leases" herein for additional information.

        The Company's remaining obligation associated with these exits at December 31, 2013 was approximately $2.5 million and was primarily related to costs associated with the termination of third party vendor contracts, and to a lesser extent, lease commitments. The Company expects the majority of its remaining liability to be settled within the next six months. No other material charges are expected to be incurred.

NOTE 22. Discontinued Operations

        As previously disclosed, the Board of Directors of the Company approved plans to discontinue its Investment Banking and Fixed Income businesses during the second quarter of 2013 (MBS & Rates revenue includes losses incurred in connection with the wind down of the division's financial instruments owned) and approved plans to discontinue its Equities business in the third quarter of 2011. In addition, during the first quarter of 2013, substantially all of ClearPoint's assets were sold to Homeward (resulting in a loss of approximately $1.1 million). As a result of these exits, the results of these businesses have been classified as discontinued operations.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22. Discontinued Operations (Continued)

        Amounts reflected in the Consolidated Statements of Operations related to these discontinued operations for the years ending December 31, are presented in the following table.

(In thousands of dollars)	2013	2012	2011
Net revenue
Investment Banking	$15,056	$27,441	$26,610
MBS & Rates	(4,412)	40,638	103,858
Credit Products	13,049	74,432	71,056
ClearPoint	4,356	53,375	46,924
Equities division	76	54	13,064
Other items reclassified from continuing operations (Note 1)	574	5,627	8,660

Total net revenue	28,699	201,567	270,172

Total expenses (excluding restructuring expense)
Investment Banking	12,633	22,863	24,320
MBS & Rates	11,003	40,511	70,738
Credit Products	14,521	70,687	61,318
ClearPoint	6,611	59,265	50,610
Equities division	169	98	31,714
Other items reclassified from continuing operations (Note 1)	5,752	34,532	92,828

Total expenses (excluding restructuring expense)	50,689	227,956	331,528

(Loss)/income from discontinued operations before income taxes (excluding restructuring expense)
Investment Banking	2,423	4,578	2,290
MBS & Rates	(15,415)	127	33,120
Credit Products	(1,472)	3,745	9,738
ClearPoint	(2,255)	(5,890)	(3,686)
Equities division	(93)	(44)	(18,650)
Other items reclassified from continuing operations	(5,178)	(28,905)	(84,168)

Subtotal	(21,990)	(26,389)	(61,356)
Restructuring expense (Note 21)	(50,830)	447	(7,094)

Loss from discontinued operations before income taxes	(72,820)	(25,942)	(68,450)
Income tax expense	185	1,802	1,925

Loss from discontinued operations, net of taxes	$(73,005)	$(27,744)	$(70,375)

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23. Fair Value of Financial Instruments

        All of the financial instruments of the Company are reported on the Consolidated Statements of Financial Condition at market or fair value, or at carrying amounts that approximate fair value, because of their short term nature.

NOTE 24. Related Party Transactions

Capstone—May 2013

        On May 31, 2013, the Board of Directors appointed Christopher J. Kearns of Capstone as the Company's Chief Restructuring Officer and Chief Executive Officer, and the Company entered into an agreement with Capstone (and Mr. Kearns) for various services. During the year ended December 31, 2013, the Company incurred approximately $2.2 million in connection with this agreement.

RangeMark Acquisition—November 2012

        In connection with the Company's acquisition of certain assets and assumption of certain liabilities of RangeMark on November 7, 2012, the Company agreed to pay to the selling parties $2.5 million of purchase consideration, payable in four installments commencing on September 30, 2013 through March 31, 2015. In connection with the Company's exit from its Fixed Income businesses, during the second quarter of 2013, the Company exercised its right to transfer ownership of software-related intellectual property assets back to RangeMark, and was released of its payment and other obligations.

Gleacher Acquisition—June 2009

        During the third quarter of 2009, the Company received a Notice of Proposed Tax Adjustments from the New York City Department of Finance for underpayment by Gleacher Partners, LLC of Unincorporated Business Tax. The Company has an off-setting claim against former pre-acquisition Gleacher stockholders for any pre-acquisition tax liabilities, which is partially collateralized by shares of its common stock held in an escrow account that was established at the closing of the Company's acquisition of Gleacher Partners, Inc. to satisfy any indemnification obligations. The Company does not believe, in any event, that the open tax years or other pre-acquisition tax matters will have a material adverse effect on its financial position or results of operations. During the year ended December 31, 2013, the Company reduced its indemnification receivable by approximately $0.7 million as a result of the expiration of the statute of limitations, resulting in the recognition of a non-cash expense recorded within Other expenses in the Consolidated Statements of Operations (the charge is offset by a benefit recorded within the Company's provision for income taxes). The Company's receivable for this indemnification claim at December 31, 2013 and December 31, 2012 was $0.9 million and $1.5 million, respectively.

        In connection with the acquisition of Gleacher Partners, Inc., the Company agreed to pay $10 million to the selling parties over five years after closing the transaction, subject to acceleration under certain circumstances. The Company paid $0.2 million and $4.4 million of this obligation during the years ended December 31, 2013 and December 31, 2012, respectively ($4.9 million was paid during the year ended December 31, 2010 and no payments were made during the year ended December 31, 2011). The Company's remaining obligation is recorded as a liability within the Company's Consolidated Statements of Financial Condition.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 24. Related Party Transactions (Continued)

        Details on the amounts receivable from or payable to related parties are below:

(In thousands of dollars)	December 31, 2013	December 31, 2012
Receivables from related parties
Former stockholders of Gleacher Partners, Inc.	$856	$1,474

Payables to related parties
Former owners of RangeMark	$—	$2,350
Former stockholders of Gleacher Partners, Inc.	399	594
Capstone	76	—

Payables to related parties—total	$475	$2,944

Other Matters

        During the third quarter of 2013, the Company reimbursed MatlinPatterson for approximately $1.1 million for costs incurred in connection with the preparation, distribution and solicitation of their proxy materials associated with the Company's 2013 Annual Meeting of Stockholders. This request for reimbursement was evaluated by the Company's Audit Committee and approved on August 2, 2013. In doing so, the Audit Committee determined that under the circumstances: (i) the amount of reimbursement sought by MatlinPatterson was reasonably incurred; (ii) such amount was not disproportionate to, and was justified by, the benefit received by the Company and its stockholders as a result of MatlinPatterson's actions; and (iii) in its good faith judgment, reimbursement by the Company of the specific expenses would be in, or would not be inconsistent with, the best interests of the Company and its stockholders. In making such determinations, the Audit Committee considered, among other things, the fact that the Company's former Committee on Directors and Corporate Governance had made no nominations of its own, that four members of that committee had stated, and later confirmed, that such members would not stand for reelection when their respective terms of office expired at the 2013 Annual Meeting of Stockholders, and that a fifth incumbent director, the Company's then-Chief Executive Officer, had waived his right to be nominated for reelection to the Board.

NOTE 25. Subsequent Events

        The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements. Refer to Note 1herein regarding the Company's proposed dissolution and liquidation. There were no events requiring disclosure.

Gleacher & Company, Inc.
SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)
(In thousands of dollars, except for per share data)

	Three Months Ended
	Mar 2013	Jun 2013	Sep 2013	Dec 2013
Total revenues	$402	$(499)	$255	$1,775
Total expenses	6,313	6,360	11,599	5,270

Loss from continuing operations before income taxes and discontinued operations	(5,911)	(6,859)	(11,344)	(3,495)
Income tax (benefit)/expense	(50)	69	74	(1,175)

Loss from continuing operations	(5,861)	(6,928)	(11,418)	(2,320)
Loss from discontinued operations, net of taxes	(12,110)	(54,567)	(5,728)	(600)

Net loss	$(17,971)	$(61,495)	$(17,146)	$(2,920)

Loss per share:
Basic loss per share
Continuing operations	$(0.98)	$(1.13)	$(1.85)	$(0.37)
Discontinued operations	(2.03)	(8.89)	(0.92)	(0.10)

Net loss per share	$(3.01)	$(10.02)	$(2.77)	$(0.47)

Dilutive loss per share
Continuing operations	$(0.98)	$(1.13)	$(1.85)	$(0.37)
Discontinued operations	(2.03)	(8.89)	(0.92)	(0.10)

Net loss per share	$(3.01)	$(10.02)	$(2.77)	$(0.47)

Gleacher & Company, Inc.
SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL DATA
(Unaudited)
(In thousands of dollars, except for per share data)

        The sum of the quarter earnings per share amount does not always equal the full fiscal year's amount due to the effect of averaging the number of shares of common stock and common stock equivalents throughout the year.

	Three Months Ended
	Mar 2012	Jun 2012	Sep 2012	Dec 2012
Total revenues	$558	$(76)	$385	$1,215
Total expenses	6,811	8,103	8,054	6,120

Loss from continuing operations before income taxes and discontinued operations	(6,253)	(8,179)	(7,669)	(4,905)
Income tax (benefit)/expense	(2,316)	27,286	(2,223)	193

Loss from continuing operations	(3,937)	(35,465)	(5,446)	(5,098)
(Loss)/income from discontinued operations, net of taxes	(747)	(23,508)	2,677	(6,166)

Net loss	$(4,684)	$(58,973)	$(2,769)	$(11,264)

Loss per share:
Basic (loss)/income per share
Continuing operations	$(0.65)	$(5.93)	$(0.92)	$(0.86)
Discontinued operations	(0.13)	(3.93)	0.45	(1.03)

Net loss per share	$(0.78)	$(9.86)	$(0.47)	$(1.89)

Dilutive (loss)/income per share
Continuing operations	$(0.65)	$(5.93)	$(0.92)	$(0.86)
Discontinued operations	(0.13)	(3.93)	0.45	(1.03)

Net loss per share	$(0.78)	$(9.86)	$(0.47)	$(1.89)

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

Gleacher & Company, Inc.
SUPPLEMENTARY DATA

Consolidated Statement of Cash Flows and has an insignificant effect on the Company's Consolidated Statement of Financial Condition for all periods.

        The amounts on prior period Consolidated Statements of Operations and earnings per share ("EPS") that have been revised is summarized below:

(in thousands, except per share amounts)	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012	Nine Months Ended September 30, 2012
Net loss—as previously reported	$(60,832)	$(65,516)	$(68,285)
Adjustment	1,859	1,859	1,859

Net loss—as revised	$(58,973)	$(63,657)	$(66,426)

EPS—Basic and Diluted
EPS—as previously reported	$(10.18)	$(10.99)	$(11.48)

EPS—as revised	$(9.86)	$(10.68)	$(11.17)

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

        As of the end of the period covered by this Annual Report on Form 10-K, the Company's management, with the participation of the Principal Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act). Based on that evaluation, the Company's management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no changes in the Company's internal controls over financial reporting occurred during the fourth quarter of the Company's fiscal year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        Management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, we have concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

        The Company's independent registered public accounting firm has audited and issued a report on the Company's internal control over financial reporting, which appears herein.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this item with respect to our directors, our executive officers, our Audit Committee and Audit Committee financial expert, our compliance with Section 16(a) of the Exchange Act and our code of ethics for senior officers will be contained in the Company's definitive proxy statement for the Annual Meeting of Stockholders currently scheduled for May 29, 2014. Such information is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this item will be contained under the caption "Compensation Discussion and Analysis," "Compensation of Executive Officers," "Director Compensation For Fiscal Year 2013," "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation Committee Report" in the Company's definitive proxy statement for the Annual Meeting of Stockholders currently scheduled for May 29, 2014. Such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item will be contained under the caption "Stock Ownership of Principal Owners and Management" and "Equity Compensation Plan Information" in the Company's definitive proxy statement for the Annual Meeting of Stockholders currently scheduled for May 29, 2014. Such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Directory Independence

        The information required by this item will be contained under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the Annual Meeting of Stockholders currently scheduled for May 29, 2014. Such information is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        Information with respect to fees and services related to the Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, and the disclosure of the Audit Committee's pre-approval policies and procedures will be contained in the definitive Proxy Statement for the Annual Meeting of Stockholders of Gleacher & Company, Inc. currently scheduled for May 29, 2014, and are incorporated herein by reference.

Part IV

Item 15.    Exhibits, Financial Statement Schedule

  (a)(1)    The following financial statements are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Financial Condition as of December 31, 2013 and 2012
Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

        All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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
3.2
Amended and Restated Bylaws of Gleacher & Company, Inc., effective May 9, 2013 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed May 10, 2013 and incorporated herein by reference).
4.1
Specimen Certificate of Common Stock, par value $.01 per share of Gleacher & Company, Inc. (filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed August 9, 2013 and incorporated herein by reference).
4.2
Registration Rights Agreement, dated as of September 21, 2007, by and among First Albany Companies Inc., MatlinPatterson FA Acquisition LLC, Robert M. Tirschwell and Robert M. Fine (filed as Exhibit 4.2 to the Company's Annual Report on Form 10-K filed March 18, 2013 and incorporated herein by reference).
4.3
Amendment No. 1 to Registration Rights Agreement dated as of March 4, 2008 by and among the Company, MatlinPatterson FA Acquisition LLC, Robert M. Tirschwell and Robert M. Fine (filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K filed March 18, 2013 and incorporated herein by reference).

Exhibit Number		Description
10.1	†	First Albany Companies Inc. 2005 Deferred Compensation Plan for Key Employees effective January 1, 2005 (filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K filed March 15, 2010 and incorporated herein by reference).
10.2	†
First Albany Companies Inc. 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees effective January 1, 2005 (filed as Exhibit 4(f) to the Company's Registration Statement on Form S-8 filed January 10, 2005 (File No. 333-121928) and incorporated herein by reference).
10.3
Asset Purchase Agreement dated as of March 6, 2007 among DEPFA BANK plc, First Albany Capital Inc., and First Albany Companies Inc. (filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K filed March 18, 2013 and incorporated herein by reference).
10.4
Investment Agreement dated as of May 14, 2007 between First Albany Companies Inc. and MatlinPatterson FA Acquisition LLC (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K filed March 18, 2013 and incorporated herein by reference).
10.5	†
Form of Restricted Stock Unit Agreement pursuant to the 2007 Incentive Compensation Plan (filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K filed March 18, 2013 and incorporated herein by reference).
10.6	*
Stock Purchase Agreement by and among Broadpoint Securities Group, Inc., American Technology Research Holdings, Inc., Richard J. Prati, Curtis L. Snyder, Richard Brown, Robert Sanderson and Bradley Gastwirth, dated as of September 2, 2008.
10.7	†*	Non-Competition and Non-Solicitation Agreement dated as of March 2, 2009 by and between Broadpoint Securities Group, Inc. and Eric Gleacher.
10.8	*
Agreement and Plan of Merger by and among Broadpoint Securities Group, Inc., Magnolia Advisory LLC, Gleacher Partners Inc., certain stockholders of Gleacher Partners Inc. and each of the holders of interests in Gleacher Holdings LLC, dated as of March 2, 2009.
10.9
Registration Rights Agreement dated June 5, 2009 by and between Broadpoint Securities Group, Inc. and Eric J. Gleacher (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 8, 2009 and incorporated herein by reference).
10.10
Trade Name and Trademark Agreement, dated June 5, 2009 by and among Broadpoint Securities Group, Inc., Eric J. Gleacher and certain other parties thereto (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 8, 2009 and incorporated herein by reference).
10.11	†
Amended and Restated Broadpoint Gleacher Securities Group, Inc. 2003 Non-Employee Directors Stock Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 22, 2009 and incorporated herein by reference).
10.12	†
Amended and Restated Broadpoint Gleacher Securities Group, Inc. 2007 Incentive Compensation Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 22, 2009 and incorporated herein by reference).
10.13	†
Restricted Stock Units Agreement dated February 15, 2011, by and between Gleacher & Company, Inc. and Patricia Arciero-Craig (filed as Exhibit 10.67 to the Company's Annual Report on Form 10-K filed March 15, 2011 and incorporated herein by reference).
10.14	†
Letter Agreement, dated April 18, 2011, by and between Gleacher & Company, Inc. and Thomas J. Hughes (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 22, 2011 and incorporated herein by reference).

Exhibit Number		Description
10.15	†	2007 Incentive Compensation Plan Stock Option Agreement, dated May 9, 2011, by and between Gleacher & Company, Inc. and Thomas J. Hughes (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).
10.16	†
Inducement Stock Option Agreement, dated May 9, 2011, by and between Gleacher & Company, Inc. and Thomas J. Hughes (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).
10.17	†
Inducement Restricted Stock Units Agreement, dated May 9, 2011, by and between Gleacher & Company, Inc. and Thomas J. Hughes (filed as Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed May 10, 2011 and incorporated herein by reference).
10.18	†
Letter Agreement, dated July 7, 2011, by and between Gleacher & Company, Inc. and John Griff (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 13, 2011 and incorporated herein by reference).
10.19	†	Form of 2003 Non-Employee Directors Stock Plan Option Agreement (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed August 8, 2011 and incorporated herein by reference).
10.20	†
2007 Incentive Compensation Plan Stock Option Agreement, dated August 4, 2011, by and between Gleacher & Company, Inc. and John Griff (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 8, 2011 and incorporated herein by reference).
10.21	†
Form of Restricted Stock Agreement pursuant to the 2007 Incentive Compensation Plan (filed as Exhibit 10.79 to the Company's Annual Report on Form 10-K filed March 20, 2012 and incorporated by reference herein).
10.22	†
Restricted Stock Agreement dated February 15, 2012, by and between Gleacher & Company, Inc. and Patricia A. Arciero-Craig (filed as Exhibit 10.80 to the Company's Annual Report on Form 10-K filed March 20, 2012 and incorporated by reference herein).
10.23	†
Restricted Stock Agreement dated February 15, 2012, by and between Gleacher & Company, Inc. and Bryan J. Edmiston (filed as Exhibit 10.81 to the Company's Annual Report on Form 10-K filed March 20, 2012 and incorporated by reference herein).
10.24	†
Restricted Stock Agreement dated February 15, 2012, by and between Gleacher & Company, Inc. and John Griff (filed as Exhibit 10.82 to the Company's Annual Report on Form 10-K filed March 20, 2012 and incorporated by reference herein).
10.25
Agreement dated as of January 28, 2013, by and between Gleacher & Company, Inc. and Eric J. Gleacher (filed as Exhibit 10.50 to the Company's Annual Report on Form 10-K filed March 18, 2013 and incorporated herein by reference).
10.26		Gleacher & Company Senior Management Compensation and Retention Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 23, 2012 and incorporated herein by reference).
10.27		Participation Agreement with Thomas J. Hughes (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 23, 2012 and incorporated herein by reference).
10.28		Participation Agreement with John Griff (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 23, 2012 and incorporated herein by reference).

Exhibit Number		Description
10.29		Asset Purchase Agreement, dated as of February 14, 2013, by and among ClearPoint Funding, Inc., Descap Mortgage Funding, LLC, Gleacher & Company, Inc. and Homeward Residential, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed Mary 10, 2013 and incorporated herein by reference).
10.30
Engagement Agreement, dated as of May 31, 2013, by and among Capstone Advisory Group, LLC, Christopher J. Kearns and Gleacher & Company, Inc. (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 9, 2013 and incorporated herein by reference).
10.31
Indemnification Agreement, dated as of May 31, 2013, by and among Capstone Advisory Group, LLC, Christopher J. Kearns and Gleacher & Company, Inc. (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed August 9, 2013 and incorporated herein by reference).
10.32		Form of Director Indemnification Agreement (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed August 9, 2013 and incorporated herein by reference).
10.33
Lease Agreement by and among Broadpoint Gleacher Securities Group, Inc., HWA 1290 III LLC; HWA 1290 IV LLC; and HWA 1290 V LLC, dated as of September 30, 2009 (filed as Exhibit 10.95 to the Company's Quarterly Report on Form 10-Q filed November 16, 2009 and incorporated herein by reference).
10.34
Assignment of Lease and Consent by and among Broadpoint Gleacher Securities Group, Inc., One Penn Plaza LLC, HWA 1290 III LLC; HWA 1290 IV LLC; and HWA 1290 V LLC, dated as of September 30, 2009 (filed as Exhibit 10.96 to the Company's Quarterly Report on Form 10-Q filed November 16, 2009 and incorporated herein by reference).
10.35
Amendment of Lease by and among Gleacher & Company, Inc., HWA 1290 III LLC; HWA 1290 IV LLC; and HWA 1290 V LLC, dated as of August 26, 2010 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 8, 2010 and incorporated herein by reference).
10.36
Surrender Agreement, dated as of September 27, 2013, by and among Gleacher & Company, Inc., HWA 1290 III LLC, HWA 1290 IV LLC and HWA 1290 V LLC (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed September 27, 2013 and incorporated herein by reference).
10.37
Key Employee Retention Agreement between the Company and Patricia Arciero-Craig, dated October 18, 2013 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 22, 2013 and incorporated herein by reference).
10.38
Key Employee Retention Agreement between the Company and Bryan Edmiston, dated October 18, 2013 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed October 22, 2013 and incorporated herein by reference).
11		Statement Re: Computation of Per Share Earnings (the calculation of per share earnings is in Part II, Item 8 and is omitted in accordance with Section (b)(11) of Item 601 of Regulation S-K).
21	*	Subsidiaries of the Registrant.
24		Powers of Attorney (included on signature page).
31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

Exhibit Number		Description
31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.
101	*
The following statements from the annual report on Form 10-K of Gleacher & Company, Inc. are attached to this report formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ending December 31, 2013, December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Financial Condition at December 31, 2013 and December 31, 2012 (iii) the Consolidated Statements of Cash Flows for the years ending December 31, 2013, December 31, 2012 and December 31, 2011 and (iv) Notes to the Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†
Management contract or compensatory plan or arrangement required to be filed as an exhibit to Form 10-K pursuant to Item 15(b)

*
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLEACHER & COMPANY, INC.
Date: March 17, 2014	By:	/s/ CHRISTOPHER J. KEARNS CHRISTOPHER J. KEARNS Principal Executive Officer

Power of Attorney

        We, the undersigned, hereby severally constitute Christopher J. Kearns and Bryan J. Edmiston, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	TITLE	DATE

/s/ CHRISTOPHER J. KEARNS CHRISTOPHER J. KEARNS	Principal Executive Officer	March 17, 2014
/s/ BRYAN J. EDMISTON BRYAN J. EDMISTON	Principal Accounting Officer	March 17, 2014
/s/ MARSHALL COHEN MARSHALL COHEN	Director	March 17, 2014
/s/ KEITH B. HALL KEITH B. HALL	Director	March 17, 2014
/s/ JAIME LIFTON JAIME LIFTON	Director	March 17, 2014

Signature	TITLE	DATE

/s/ MARK R. PATTERSON MARK R. PATTERSON	Director	March 17, 2014
/s/ CHRISTOPHER R. PECHOCK CHRISTOPHER R. PECHOCK	Director	March 17, 2014