Form 10-K/A
period 2013-12-31
GLEACHER & COMPANY, INC.
filed 2014-04-30
CIK 782842

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2013
-or -
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

         As of April 21, 2014, 6,184,056 shares of common stock, par value $0.01 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

 EXPLANATORY NOTE

        Gleacher & Company, Inc. (the "Company", "Gleacher", "we", "us" or "our") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to its Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "Original Filing" or "Form 10-K"), which was originally filed with the U.S. Securities and Exchange Commission (the "SEC") on March 17, 2014, solely to set forth information previously omitted in reliance on General Instruction G to Form 10-K, which is required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. This Amendment No. 1 amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends Part IV of the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company's other filings with the SEC.

 PART III

Item 10.    Directors, Executives Officers and Corporate Governance.

Directors

        Below is biographical information for each director who serves on the Company's Board of Directors.

Name	Age	Position Held With the Company	Director Since
Marshall Cohen(1)	79	Director	2009
Keith B. Hall(1)	60	Director	2013
Jaime Lifton(1)(2)	54	Director	2013
Mark R. Patterson(2)	62	Director	2007
Christopher R. Pechock(2)	49	Director	2007

(1)
Member of the Audit Committee.

(2)
Member of the Executive Compensation Committee.

Name	Relevant Experience and Qualifications
Marshall Cohen	Mr. Cohen is counsel (retired) at Cassels, Brock & Blackwell LLP, Barristers and Solicitors, a full service law firm in Toronto, which he joined in 1996. Mr. Cohen was President and Chief Executive Officer of The Molson Companies Ltd. from 1988 through 1996. Prior to that, he was a senior official with the Government of Canada for 15 years, holding various appointments including Deputy Minister of Energy, Industry Trade & Commerce, and Finance.
Mr. Cohen holds a B.A. from the University of Toronto, a law degree from Osgoode Hall Law School and a Master's Degree in Law from York University.

Mr. Cohen serves on the board of directors of TD Ameritrade (since 2009) and as Chairman of the Audit Committee and a member of the Governance Committee of such board. He also serves on the board of directors of TriMas Corporation (since 2005) and as a member of each of the Audit Committee and Compensation Committee and as Chairman of the Governance Committee of such board. During the past five years, Mr. Cohen has also served on the boards of Toronto Dominion Bank, Barrick Gold Corporation, and American International Group, Inc. In addition, Mr. Cohen recently retired as Chairman of the Board of Governors of York University and is an honorary director or governor of a number of non-profit organizations, including the C.D. Howe Institute and Mount Sinai Hospital. Mr. Cohen is an Officer of the Order of Canada.

Name	Relevant Experience and Qualifications
Mr. Cohen brings valuable legal, financial, operational, strategic and compliance-based expertise to our Board with his past experience as the chief executive officer of a large Canadian public company with international operations. Mr. Cohen's extensive knowledge and experience in management, governance and legal matters involving publicly-held companies brings additional management, governance and legal experience to the Company's Board. In addition, his independence and experience serving on boards of other public companies enhances our Board's ability to lead the Company.
Keith B. Hall
Mr. Hall has been an independent corporate director since 2004. Mr. Hall served as Executive Vice President and Chief Financial Officer for Education Dynamics, an internet lead-generation company serving the post-secondary education market, from April through November 2012. Education Dynamics is not a subsidiary, parent or affiliate of the Company. Mr. Hall's previous employment was at LendingTree, LLC where he served as Senior Vice President and Chief Financial Officer from 1999 to 2007. LendingTree was the fourth public company where Mr. Hall was Chief Financial Officer that was subsequently acquired.
Mr. Hall holds an MBA from Harvard Business School and a B.A in Business Administration and Economics from Coe College in Iowa.

Mr. Hall serves on the boards of The Street, Inc. (since 2012) and Tectura, Inc. (since 2008), where he serves as Chairman of the Board. Mr. Hall has previously served on the boards of WhiteFence, Inc. (2011-2013), MTM Technologies, Inc. (2008-2012), Polymer Group, Inc. (2008-2011), Electronic Clearing House (2007-2008), NewRiver, Inc. (2004-2010), CoreLogic, Inc. (2008-2010) and Ikonisys, Inc. (2008-2009).

Mr. Hall brings over 30 years' experience in finance to our Board. He has served on the boards of various public and private companies, ranging from internet start-ups to large-cap, international firms. These decades of experience, including as a chief financial officer in the financial services industry, help to provide an informed and nuanced view on key strategic and financial matters. In addition, his independence and experience serving on boards of other public companies enhances our Board's ability to lead the Company.
Jaime Lifton
Mr. Lifton has been the Chief Executive Officer, co-founder and managing partner of Persephone Capital Partners LLC, a middle-market private equity firm, since 2012. Prior to that, he was Managing Director of JPMorgan Securities Fixed Income/Capital Markets Division, a leading financial services firm, from 1998 through 2012.
Mr. Lifton holds an MBA from Baruch College and a B.A. in Economics from SUNY at Stony Brook.

He currently serves as Chairman of Global Relief Technologies Inc. and Persephone Capital Partners where he has served since 2009 and 2012, respectively. Mr. Lifton served on the board of Safety Kleen, Inc. from 2006 through 2012, Renewable Biofuels, Inc. from 2010 to 2013 and Bally Total Fitness Holding Corporation from 2011 to 2012.

Name	Relevant Experience and Qualifications
Mr. Lifton has over 25 years of experience in corporate finance, capital markets, private equity/distressed investing and corporate restructuring, bringing significant value to our Board. His past experience in senior leadership roles within the financial services industry provides substantial and pertinent experience to the Company's Board. In addition, his independence and experience serving on boards of other public companies enhances our Board's ability to lead the Company.
Mark R. Patterson
Mr. Patterson became a director of the Company in September 2007 following the completion of the Company's private placement. Mr. Patterson is, and has been, Chairman of MatlinPatterson Asset Management L.P. ("MAMLP") since its formation in 2010. The principal business of MAMLP is to organize, acquire and sponsor alternative investment managers that participate in credit strategies. In addition, from 2002 through 2012 he was Chairman of MatlinPatterson Global Advisers LLC ("MP Global Advisers"), which he co-founded. The principal business of MP Global Advisers is to serve as investment adviser to various investment funds controlled by Mr. Patterson and David J. Matlin. MAMLP and MP Global Advisers are affiliates of the Company. Mr. Patterson has over 40 years of financial markets experience, principally in merchant, investment and commercial banking, at Credit Suisse (where he was Vice Chairman from 2000 to 2002), Scully Brothers & Foss L.P., Salomon Brothers Inc., and Bankers Trust Company.

Mr. Patterson holds degrees in law (BA, 1972) and economics (BA Honors, 1974) from South Africa's Stellenbosch University and an MBA (with distinction, 1986) from New York University's Stern School of Business.

Mr. Patterson also serves on the Dean's Executive Board of the NYU Stern School of Business. He previously served on the boards of Allied World Assurance in Bermuda, Flagstar Bancorp, Inc., NRG Energy, Inc., Compass Aerospace, Polymer Group, Inc. and Oxford Automotive, Inc.

Mr. Patterson has significant experience, expertise and background in the financial markets, including with respect to risk management, investment and strategic planning matters. With his financial markets experience and his experience as a member of the boards of other public companies, Mr. Patterson continues to provide key insight to the Company's Board of Directors. Furthermore, given Mr. Patterson's relationship with MatlinPatterson, the Board believes that his interests will be closely aligned to those of the Company's stockholders and he provides the Board with the perspective of a major stockholder.

Name	Relevant Experience and Qualifications
Christopher R. Pechock	Mr. Pechock became a director of the Company in September 2007 following the completion of the Company's private placement. He has been a partner at MP Global Advisers since its inception in July 2002. Mr. Pechock has been active in the securities markets for over 18 years. Prior to July 2002, Mr. Pechock was a member of Credit Suisse's Distressed Group, which he joined in 1999. Before joining Credit Suisse, Mr. Pechock was a Portfolio Manager and Research Analyst at Turnberry Capital Management, L.P. (1997-1999), a Portfolio Manager at Eos Partners, L.P. (1996-1997), a Vice President and high yield analyst at PaineWebber Inc. (1993-1996) and an analyst in risk arbitrage at Wertheim Schroder & Co., Incorporated (1987-1991).
Mr. Pechock holds an MBA from Columbia University Graduate School of Business (1993) and a BA in Economics from the University of Pennsylvania (1987).

Mr. Pechock serves on the board of Myos Corporation and Oceanus LLC. He previously served on the boards of Renewable Biofuels Inc., COMSYS IT, Compass Aerospace, Goss International, Huntsman Corporation, XL Health Corporation, Leprechaun Holding Company LLC and FXI Holdings, Inc.

Mr. Pechock has brought to the Board his experience as a partner of MP Global Advisers and expertise in the securities markets and continues to provide key insight to the Company's Board. Furthermore, given Mr. Pechock's relationship with MatlinPatterson, the Board believes that his interests will be closely aligned to those of the Company's stockholders and he provides the Board with the perspective of a major stockholder.

Executive Officers

        Executive officers are elected by the Board of Directors and serve at the discretion of the Board of Directors. Certain information regarding our executive officers is set forth below:

Name of Executive Officer	Age	Position Held With the Company
Christopher J. Kearns	57	Chief Restructuring Officer and Chief Executive Officer
Patricia Arciero-Craig	46	General Counsel & Secretary
Bryan Edmiston	38	Controller (principal financial officer)

        Christopher J. Kearns was appointed the Company's Chief Restructuring Officer and Chief Executive Officer in May 2013. He also serves as an Executive Director and is a member of Capstone Advisory Group, LLC, a leading restructuring and transaction advisory firm, since 2004. Prior to co-founding Capstone, Mr. Kearns was a Senior Managing Director at the Policano & Manzo legacy practice of FTI Consulting and a predecessor firm from 1991 to 2004. Mr. Kearns is an independent contractor and not an employee of the Company.

        Patricia A. Arciero-Craig joined the Company in 1997. She has been General Counsel and Secretary of the Company and the Company's broker-dealer subsidiary, Gleacher & Company Securities, Inc. since 2007. From 2003 to 2007, Ms. Arciero-Craig served as Deputy General Counsel of Gleacher & Company and, prior to 2003, she served as Associate General Counsel. Prior to joining Gleacher & Company in 1997, she was an attorney with the law firm of Harris Beach PLLC, where she practiced in the fields of commercial litigation, bankruptcy and restructuring. Ms. Arciero-Craig received a J.D. (cum laude) from Albany Law School of Union University and a Bachelor of Arts degree from Fairfield University. Ms. Arciero-Craig is a member of the Society of Corporate Secretaries and Governance Professionals.

        Bryan Edmiston joined the Company's broker-dealer subsidiary, Gleacher & Company Securities, Inc. in December 2009 as a Managing Director responsible for Accounting Policy and SEC Reporting. In July 2010, he also assumed the role of Controller of this subsidiary. On July 28, 2011, the Board of Directors of the Company appointed Mr. Edmiston Controller of the Company, such appointment effective as of August 15, 2011. Prior to joining the Company, Mr. Edmiston was a Senior Manager within the Banking & Capital Markets Assurance practice at PricewaterhouseCoopers LLP, where he worked from 1997 to 2009, servicing a number of clients in the financial services industry. Mr. Edmiston graduated from Pace University, earning a Bachelor of Business Administration in Accounting. He is a registered C.P.A. in the states of New York and New Jersey.

Corporate Governance

General

Introduction

        Ultimate responsibility for management of the Company's business and affairs rests with the Board of Directors. Each director serves for a term of one year. The Board has two standing committees, the Audit Committee and the Executive Compensation Committee, and delegated specific governance responsibilities to them. The Board of Directors held 30 meetings during the Company's fiscal year ended December 31, 2013. The committees of the Board each held the number of meetings noted in the table below under the heading "Committees of the Board of Directors." During 2013, each incumbent director attended in excess of 86% of the aggregate number of meetings of the Board and meetings of the committees on which he serves. Directors are encouraged to attend each annual meeting of stockholders, and all of our current directors attended last year's meeting.

Committees of the Board of Directors

        As described above, the Board of Directors currently has two standing committees: the Audit Committee and the Executive Compensation Committee, each of which operates under a written charter that has been approved by the Board. These charters, as well as our Corporate Governance Guidelines, are posted on our website at www.gleacher.com under the heading "Investor Relations—Corporate Governance." Each of our committees in 2013 was comprised entirely of "independent directors" as defined in the NASDAQ listing standards, and each director was independent within the meaning of Rule 10A-3 of the rules promulgated by the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company's Corporate Governance Guidelines. In addition, the Board determined that all Audit Committee members in 2013 were financially literate in accordance with the NASDAQ listing standards. Messrs. Lifton and Hall were each qualified as an audit committee financial expert within the meaning of Item 401(h) of Regulation S-K under the Exchange Act.

Committee Name	Members	Functions and Responsibilities of the Committee	Meetings in 2013

Audit	Keith B. Hall (Chair) Marshall Cohen Jaime Lifton	• Oversees the integrity of the Company's financial reporting process, including the financial reports and other financial information provided by the Company to its stockholders, any governmental or regulatory body and the public, or other uses thereof.	22
		• Assesses and, where necessary or desirable, provides for the improvement of the Company's systems of internal accounting and financial controls.
		• Provides for the annual audit of the Company's financial statements by its independent registered public accounting firm (the "Independent Auditor").
		• Evaluates the Independent Auditor's qualifications and independence.
		• Assesses and, where necessary or desirable, provides for the improvement of the Company's legal and regulatory compliance practices and policies;
		• Oversees the Company's management of market, credit, liquidity and other financial and operational risks.

•

Has the sole authority and responsibility to appoint, retain (subject to such stockholder ratification as the Company deems desirable), compensate, evaluate and, where appropriate, terminate the Independent Auditor.

•

Pre-approves all audit, audit-related, and non-audit services, if any, to be provided by the Independent Auditor and also prepares the Audit Committee report required by the rules of the SEC for inclusion in the Company's annual proxy statement. A description of the Audit Committee's procedures for the pre-approval of the audit and permitted non-audit services and the Audit Committee report can be found under the heading "Item 14. Principal Accounting Fees and Services."

•

Oversees the investigation of any reports made under the Company's Procedures for Reporting Violations of Compliance Standards (the "Reporting Policy"). The full text of the Reporting Policy is available on our website at www.gleacher.com under the heading "Investor Relations—Corporate Governance."

Committee Name	Members	Functions and Responsibilities of the Committee	Meetings in 2013

Executive Compensation	Christopher R. Pechock (Chair) Jaime Lifton Mark R. Patterson	• Implements and reviews executive compensation plans, policies and programs to ensure the attraction and retention of executive officers in a reasonable and cost-effective manner, to motivate their performance in the achievement of the Company's business objectives and to align the interests of executive officers with the long-term interests of our stockholders.	9
		• Oversees generally any other material compensation arrangements applicable to key business employees who are not executive officers.
		• Develops and approves periodically general compensation policies and salary structures for our executive officers.
		• Reviews and approves base salaries, salary increases and incentive compensation for, and perquisites, if any, offered to, executive officers.
		• Reviews and approves all employment, retention and severance agreements for any executive officer.
		• Reviews and supervises cash-based, equity-based and other incentive compensation plans;
		• Reviews and supervises, in coordination with management, the overall compensation policies of the Company.

•

Prepares a report regarding the Compensation Discussion and Analysis included in our proxy statements or annual reports on Form 10-K as required by the rules and regulations of the SEC. The Executive Compensation Committee may form, and delegate authority to, subcommittees when it deems appropriate.

•

Has the authority to retain and terminate compensation consultants, legal counsel or other compensation adviser to assist in the evaluation of executive officer compensation, including sole authority to approve the consultants' fees and other retention terms. In making the decision to retain any compensation consultant, legal counsel or other compensation adviser, the Executive Compensation Committee shall take into consideration certain factors relating to the independence of any such adviser, as set forth in its charter. The Executive Compensation Committee also has authority to obtain advice and assistance from any officer or employee of the Company or any outside legal expert or other adviser. In 2013, the Executive Compensation Committee did not engage a compensation consultant to advise on compensation matters in respect of compensation earned in 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16 of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the Company's common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. Based on the Company's review of reports filed by directors, executive officers and 10% stockholders of the Company on Forms 3, 4 and 5 pursuant to Section 16(a) of the Exchange Act, the Company believes that all such reports were filed on a timely basis during fiscal year 2013.

Code of Business Conduct and Ethics

        We have a Code of Business Conduct and Ethics (the "Code") applicable to our employees and members of the Board. The Code is available on our website at www.gleacher.com. We intend to satisfy the disclosure requirements regarding any amendments or waivers to the Code by filing Current Reports on Form 8-K with the SEC.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        This compensation discussion describes the principles underlying our executive compensation policies and programs. It provides qualitative information regarding the manner and context in which compensation is awarded to and earned by our named executive officers and places in perspective the data presented in the tables and other quantitative information that follows this section.

Executive Summary

        Historically, we have operated an investment banking business, predominately fixed-income sales and trading and financial advisory services, through three principal business units: Investment Banking, MBS & Rates and Credit Products. We also engaged in residential mortgage lending operations through ClearPoint Funding, Inc. until this business was discontinued, and the business sold to Homeward Residential, Inc., in February 2013.

        In August 2012 the Company announced that it had retained a financial advisor to assist it in exploring and evaluating strategic alternatives for the Company. In the ensuing months, our management and financial advisors met with multiple third parties to explore and evaluate strategic alternatives for the Company, including partnering with one or more equity investors, strategic acquisitions and divestitures, and a business combination involving the Company. The Company continued with its operating plan during this period.

        In early 2013, the Company announced that, having considered a range of opportunities during its strategic review, the Board determined that the available opportunities were not in the best interests of the Company's stockholders at the time.

        Shortly after this announcement, a large group of sales and trading professionals from our Credit Products segment left together to join another securities firm. As a result, revenues from this segment declined significantly. Uncertainties regarding the implications of our net losses and the departure of key revenue-generating personnel were aggravated by the absence of a strategic transaction, the prior departure of Mr. Eric Gleacher, our former chairman, and other employee departures, resulting in further questions regarding the stability and strategic direction of the Company and adversely affecting relations with both our clients and our employees. A number of the Company's trading partners reduced or suspended trading activities with the Company, resulting in further significant declines in revenue.

        In order to address these issues and preserve stockholder value, the Company sought a strategic transaction with a third party to effect, for example, an acquisition of the Company or the sale of all or substantially all of its assets.

        In April 2013, in the face of continuing losses and the absence of a merger or other strategic transaction, the Company ceased its fixed-income trading businesses, leaving only investment banking with operating activities. In June, the Company also exited investment banking. The Company has had no meaningful revenue-producing operations since then.

        Soon after our 2013 Annual Meeting of Stockholders, our Board of Directors began a lengthy and intensive evaluation of potential strategic alternatives in order to preserve and maximize stockholder value. To assist in overseeing the Company's operations and to assist with the Board's ongoing evaluation, on May 31, 2013, we entered into an engagement agreement with Capstone and Christopher J. Kearns. In connection with this agreement, the Board appointed Mr. Kearns as the Chief Restructuring Officer and Chief Executive Officer. The strategic alternatives to be explored included::

  •
  pursuing a strategic transaction with a third party, such as a merger or sale of the Company;

  •
  reinvesting our liquid assets in favorable opportunities; and

  •
  dissolving the Company, winding down our remaining operations and distributing our net assets to our stockholders, after making appropriate reserves for liabilities and expenses.

        As a result of this strategic evaluation, on March 12, 2014, our Board of Directors determined that it is in the best interests of our stockholders for the Company to dissolve, liquidate and distribute to stockholders our available assets.

        Accordingly, the primary objectives of our Board of Directors and management during most of 2013, and continuing into 2014, has been to 1) conduct an evaluation of strategic alternatives, as described above and 2) expeditiously complete the restructuring and wind up of the Company's principal operating business, while preserving asset value and maximizing recoveries to stockholders. In connection with the foregoing, the primary focus of the Executive Compensation Committee and the Board of Directors has been to retain, and in the instance of our current Chief Executive Officer and Chief Restructuring Officer to engage, the executive officers that the Executive Compensation Committee and the Board of Directors determined were vital to these objectives, as well as to the execution of the strategic alternative chosen.

        For 2013, our named executive officers employed as of the end of 2013 were:

Named Executive Officer	Title
Christopher J. Kearns	Chief Restructuring Officer and Chief Executive Officer
Patricia A. Arciero-Craig	Secretary and General Counsel
Bryan Edmiston	Controller (principal financial officer)

        Key compensation matters in 2013 for the named executive officers include the following:

  •
  On May 31, 2013, we entered into an engagement agreement with Capstone Advisory Group, LLC and Christopher J. Kearns, an Executive Director of Capstone and member of the firm. Under the terms of this agreement, we engaged Capstone to assist in overseeing the Company's operations and to assist with the Board's ongoing evaluation of potential strategic alternatives. In connection with this agreement, the Board appointed Mr. Kearns as the Chief Restructuring Officer and Chief Executive Officer. Mr. Kearns is not an employee of the Company, and has remained an employee of Capstone. In 2013, we paid Capstone approximately $2.2 million in the aggregate, which includes approximately $0.4 million paid for services provided by Mr. Kearns. For further information on the agreement with Capstone and Mr. Kearns, please see "Narrative Disclosure and Employment Agreements—Capstone Agreement."

  •
  On October 18, 2013, we entered into a key employee retention agreement with Ms. Arciero-Craig covering the period beginning on January 1, 2013 and ending on November 30, 2014. This retention agreement superseded all prior agreements relating to matters covered in the retention agreement, including Ms. Arciero-Craig's participation agreement under the Gleacher & Company Senior Management Compensation and Retention Plan, effective August 17, 2012. Pursuant to this retention agreement, during 2013, Ms. Arciero-Craig received a sign-on bonus of $275,000 in lieu of any discretionary bonus for 2013, as well as a fixed bonus of $325,000 on November 30, 2013. The retention agreement provides that Ms. Arciero-Craig will be paid a base salary at a rate of $250,000 per year and is entitled to additional fixed bonus payments of $650,000 in the aggregate. Upon the earliest of a Qualifying Termination (as defined in the retention agreement), a Material Corporate Event (as defined in the retention agreement) or the expiration of the retention agreement in November 2014, Ms. Arciero-Craig will receive a final payment of $1,000,000. For further information on this agreement, please see "Narrative

    Disclosure and Employment Agreements—Key Employee Retention Agreement with Ms. Arciero-Craig."

  •
  On October 18, 2013, we entered into a key employee retention agreement with Mr. Edmiston covering the period beginning on January 1, 2013 and ending on November 30, 2014. This retention agreement superseded all prior agreements relating to matters covered in the retention agreement, including Mr. Edmiston's participation agreement under the Gleacher & Company Senior Management Compensation and Retention Plan, effective August 17, 2012. Pursuant to this retention agreement, during 2013, Mr. Edmiston received a sign-on bonus of $200,000 in lieu of any discretionary bonus for 2013, as well as a fixed bonus of $150,000 on November 30, 2013. The retention agreement provides that Mr. Edmiston will be paid a base salary at a rate of $200,000 per year through May 31, 2013 and a rate of $250,000 per year beginning June 1, 2013. The retention agreement also entitles Mr. Edmiston to additional fixed bonus payments of $300,000 in the aggregate. Upon the earliest of a Qualifying Termination (as defined in the retention agreement), a Material Corporate Event (as defined in the retention agreement) or the expiration of the retention agreement in November 2014, Mr. Edmiston will receive a final payment of $650,000. For further information on this agreement, please see "Narrative Disclosure and Employment Agreements—Key Employee Retention Agreement with Mr. Edmiston."

  •
  Messrs. Hughes and Griff received base salary payments of $299,479 and $139,757 respectively, through their respective terminations on May 24, 2013.

        In addition, Thomas J. Hughes, our former CEO, and John Griff, our former COO, each terminated in 2013, qualify as NEOs for purposes of this proxy statement. Messrs. Hughes, Griff and the Company are currently involved in an arbitration proceeding before the Financial Industry Regulatory Authority ("FINRA") relating to demands made by Messrs. Hughes and Griff to the Company for benefits they claim are due under participation agreements under the Gleacher & Company Senior Management Compensation and Retention Plan, effective August 17, 2012 (the "Senior Management Compensation and Retention Plan"), to which each of Messrs. Hughes and Griff was a party. For further information about this arbitration proceeding, please see "Narrative Disclosure and Employment Agreements—Hughes & Griff Arbitration."

Responsibility for Compensation Decisions

        The Executive Compensation Committee is responsible for discharging the responsibilities of our Board relating to compensation and, in particular, for implementing and reviewing executive compensation plans, policies and programs, as described more fully in "Item 10. Directors, Executive Officers and Corporate Governance—Corporate Governance—Committees of the Board of Directors."

Compensation Philosophy and Objectives

        As noted above, most of the executive compensation decisions made by the Executive Compensation Committee and our Board of Directors for 2013 were made to facilitate the Company's evaluation of strategic alternatives and concurrently wind up operations. In connection with the foregoing, the primary focus of the Executive Compensation Committee during 2013 was to retain, and, in the case of Mr. Kearns, to engage, the executive officers that the Executive Compensation Committee and the Board of Directors determined were vital to the completion of the evaluation process and the execution of the strategic alternative chosen.

Compensation Elements

        NEO compensation in 2013 consisted of the following principal elements:

Base Salary	Base salaries are set at levels that the Executive Compensation Committee believes are competitive with those of executives in similar positions at comparable financial services companies.
Cash Bonus
Cash bonuses are a form of incentive compensation historically intended to reward successful achievement of objectives. Cash bonuses for our NEOs have not generally been based on specific formulas, but rather are made at the discretion of the Executive Compensation Committee.

        As described above and more fully under "Narrative Disclosure and Employment Agreements—Agreements Relating to Currently-Employed NEOs—Capstone Agreement," the Company did not pay Mr. Kearns any direct salary for his work in 2013 as Chief Restructuring Officer and Chief Executive Officer. Ms. Arciero Craig received a base salary of $250,000 and Mr. Edmiston received a base salary at a rate of $200,000 per year through May 31, 2013 and a rate of $250,000 per year beginning June 1, 2013.

        Due to the Company's circumstances and in furtherance of the Company's goals, we entered into retention agreements with Ms. Arciero-Craig and Mr. Edmiston in October 2013 which replaced their respective participation agreements under the Company's Senior Management Compensation and Retention Plan. The retention agreements provided for sign-on bonuses in lieu of any discretionary bonus for 2013, as well as additional payments, including in November of 2013 in order to ensure retention of Ms. Arciero-Craig and Mr. Edmiston. Ms. Arciero-Craig received a sign-on bonus of $275,000 on October 18, 2013 as well as a fixed bonus of $325,000 on November 30, 2013 and Mr. Edmiston received a sign-on bonus of $200,000 on October 18, 2013 as well as a fixed bonus of $150,000 on November 30, 2013.

Decisions with Respect to 2013 NEO Compensation

        In determining to provide the compensation set forth under the key employee retention agreements with Ms. Arciero-Craig and Mr. Edmiston, as described more fully under "Narrative Disclosure and Employment Agreements—Agreements Relating to Currently-Employed NEOs—Key Employee Retention Agreement with Ms. Arciero-Craig" and "Narrative Disclosure and Employment Agreements—Agreements Relating to Currently-Employed NEOs—Key Employee Retention Agreement with Mr. Edmiston," the Executive Compensation Committee and the Board of Directors considered the importance of Ms. Arciero-Craig's and Mr. Edmiston's continued employment with the Company in light of the Company's uncertain future. In particular, the Executive Compensation Committee and the Board of Directors determined that each of Ms. Arciero-Craig and Mr. Edmiston was and continues to be vital to the ongoing operations of the Company as well as to the facilitation of the Board's review of strategic alternatives for the Company and to the execution of the strategic alternative chosen.

Board Policy on Recoupment of Bonuses Upon Restatement Due to Fraud or Misconduct

        In the event of a material negative accounting restatement due to material noncompliance by the Company with financial reporting requirements, the Board or a committee of the Board will review the circumstances that caused the restatement and consider issues of accountability among the Company's executive officers. If the Board determines that fraud or intentional misconduct by one or more of the Company's executive officers caused the error or errors that resulted in the need for the Company to restate its financial statements, the Board may require reimbursement of certain incentive compensation earned by such executive officer or officers with respect to the period covered by the restatement.

Anti-Hedging Policy

        Our policies regarding trading in our common stock prohibit employees and directors from hedging or otherwise disposing of the economic risk of ownership of our stock other than through a true sale. In addition, employees are prohibited from short-term trading in personal accounts and as a result, they are required to hold purchased stock positions in our common stock for a minimum of 14 days, subject to certain exceptions.

Compensation Consultant

        Our Executive Compensation Committee has historically engaged an independent consultant to advise it on compensation matters. However, in light of retention agreements entered into by Ms. Arciero-Craig and Mr. Edmiston, which superceded their participation agreements under the Gleacher & Company Senior Management Compensation and Retention Plan, as well as the financial and operational challenges the we have faced and continue to face, we did not engage a compensation consultant to advise on compensation matters in respect of compensation earned in 2013.

Results of Past Advisory Votes on Executive Compensation

        At the 2012 annual meeting, our compensation program for our named executive officers was supported by over 76% of the votes cast by stockholders on the advisory vote. At the 2013 annual meeting, our compensation program for our named executive officers was rejected by 61% of the votes cast by stockholders on the advisory vote.

Section 162(m)

        Section 162(m) of the Internal Revenue Code generally permits a tax deduction to public corporations for compensation over $1 million awarded in any fiscal year to a corporation's chief executive officer and certain other highly compensated executive officers only to the extent that the compensation qualifies as being performance-based under Section 162(m). Compensation paid to our NEOs for services provided during 2013 did not exceed $1 million.

        It is likely that compensation to be paid pursuant to Ms. Arciero-Craig's and Mr. Edmiston's retention agreements in 2014 will not qualify as performance-based under Section 162(m). As a result, it is possible that any compensation paid to these individuals in 2014 in excess of $1 million will not be tax deductible to the Company (to the extent the Company is profitable in 2014), nor serve to increase the Company's net operating loss deferred tax asset in the event it operates at a net loss for 2014. However, if the Company is not a public company on the last day of its 2014 taxable year (meaning that it is not subject to the reporting obligations of section 12 of the Exchange Act on that date), the Company will not be subject to the limitations of Section 162(m) for 2014, and the $1 million deduction limitation will not apply.

        Going forward, the Board and the Executive Compensation Committee reserve the authority to award nondeductible compensation to executive officers in appropriate circumstances, although, as discussed above, it is unlikely that Section 162(m) will apply in 2014 or any future year. In addition, it is possible that some compensation paid pursuant to certain equity awards that have already been granted may be nondeductible pursuant to Section 162(m), to the extent it applies.

Risk Assessment in Compensation Programs

        We have assessed our executive compensation programs to determine if these programs' provisions and operations create undesired or unintentional risk of a material nature. As a result of our analysis, and in particular in light of the proposed dissolution and liquidation of the Company approved by the Board of Directors on March 12, 2014, we believe that our compensation policies and practices do not create inappropriate or unintended material risk to the Company as a whole, and that, consequently, our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company.

SUMMARY COMPENSATION TABLE

        The following table sets forth the compensation paid or awarded to each of our named executive officers for services rendered in 2013, 2012 and 2011, as applicable.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Christopher J. Kearns	2013	$—		$—		$—		$—		$—	$—	$379,978	(1)	$379,978
Chief Restructuring Officer and Chief Executive Officer
Patricia A. Arciero-Craig	2013	250,000		600,000	(2)	—		—		—	—	15,000	(4)	865,000
Secretary and General	2012	250,000		650,000		375,000	(3)	—		—	—	—		1,275,000
Counsel	2011	250,000		450,000		200,000	(3)	—		—	—	—		900,000
Bryan J. Edmiston	2013	229,167	(2)	350,000	(2)	—		—		—	—	—		579,167
Controller (principal	2012	200,000		500,000		250,000	(3)	—		—	—	—		950,000
financial officer)	2011	200,000		225,000		25,000	(3)	—		—	—	—		450,000
Thomas J. Hughes*	2013	299,479		—		—		—		—	—	—		299,479
Former CEO	2012	750,000		750,000		—		—		—	—	—		1,500,000
	2011	500,000	(5)	250,000		1,850,000	(6)	3,480,000	(6)	—	—	—		6,080,000
John Griff*	2013	139,757		—		—		—		—	—	—		139,757
Former COO	2012	350,000		600,000		1,000,000	(3)	—		—	—	—		1,950,000
	2011	160,417	(5)	350,000		—		910,000	(6)	—	—	—		1,420,417

*
Effective May 24, 2013, the employment of Thomas J. Hughes and John Griff was terminated. Represents a pro-rated salary of $750,000 per year paid to Mr. Hughes and $350,000 per year paid to Mr. Griff through the date of their termination.

(1)
Represents fees paid to Capstone Advisory Group, LLC pursuant to a letter agreement effective May 31, 2013, for services provided by Christopher J. Kearns according to his hourly rates during the year ending December 31, 2013. See "Narrative Disclosure and Employment Agreements—Capstone Agreement."

(2)
Represents bonuses paid pursuant to key employee retention agreements, effective October 18, 2013. In addition, pursuant to Mr. Edmiston's retention agreement, his base salary was increased to $250,000 beginning June 1, 2013. See "Narrative Disclosure and Employment Agreements—Key Employee Retention Agreement with Ms. Arciero-Craig" and "Narrative Disclosure and Employment Agreements—Key Employee Retention Agreement with Mr. Edmiston."

(3)
Represents the dollar amount of Stock Awards granted by the Company in the respective fiscal years. These grants were made in respect of services provided in 2010 and 2011, as applicable, and, in the absence of accelerating events, vest in equal annual installments over a three-year period commencing on the grant date.

(4)
Represents the Company's payment, pursuant to Ms. Arciero-Craig's retention agreement, of certain attorneys' fees incurred by Ms. Arciero-Craig in connection with entering into the agreement.

(5)
Represents a pro-rated salary of $750,000 per year paid to Mr. Hughes and $350,000 per year paid to Mr. Griff, both of whom joined the Company during the year ended December 31, 2011.

(6)
Represents 1,000,000 shares underlying restricted stock units and 3,000,000 shares underlying stock options granted to Mr. Hughes, and 1,000,000 shares underlying stock options granted to Mr. Griff, as inducements to commence employment. Grant date fair value has been determined in accordance with ASC 718. A discussion of the assumptions used in this valuation with respect to awards made in fiscal year 2011 may be found in Note 21 of the Company's consolidated financial statements for the fiscal year 2011 in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

 GRANTS OF PLAN-BASED AWARDS TABLE

        We did not grant any plan-based awards to our named executive officers during 2013.

NARRATIVE DISCLOSURE AND EMPLOYMENT AGREEMENTS

Agreements Relating to Currently-Employed NEOs

Capstone Agreement

        On May 31, 2013, we entered into an engagement agreement with Capstone and Christopher J. Kearns. Under the terms of this agreement, we engaged Capstone to provide a number of services to the Company related to the exploration of strategic alternatives and overseeing the operations of the Company through execution of our selected course of action. In connection with this agreement, the Board appointed Mr. Kearns as Chief Restructuring Officer and Chief Executive Officer.

        Pursuant to the terms of the agreement, Mr. Kearns remains employed by Capstone and is not an employee of the Company. We do not pay Mr. Kearns directly for the services he provides as Chief Restructuring Officer and Chief Executive Officer. Pursuant to the agreement, we pay fees to Capstone based upon their customary rates in accordance with the terms of the agreement, less a 5% discount. Mr. Kearns' standard hourly rate for 2013 was $830 (or discounted to $788.50). In addition, Capstone may be entitled to a completion fee, if appropriate, based on terms to be mutually agreed with the Board. We also agreed to reimburse Capstone for reasonable out-of-pocket expenses in connection with their engagement. We have separately entered into an indemnification agreement with Mr. Kearns and Capstone.

        In connection with the execution of the agreement, we paid Capstone a retainer of $100,000. The retainer will be returned to us upon payment in full of all of Capstone's outstanding invoices.

Key Employee Retention Agreement with Ms. Arciero-Craig

        On October 18, 2013, we entered into a key employee retention agreement with Ms. Arciero-Craig covering the period beginning on January 1, 2013 and ending on November 30, 2014. This retention agreement superseded all prior agreements relating to matters covered in the retention agreement, including Ms. Arciero-Craig's participation agreement under the Gleacher & Company Senior Management Compensation and Retention Plan, effective August 17, 2012. Pursuant to this agreement, Ms. Arciero-Craig received a sign-on bonus of $275,000 in lieu of any discretionary bonus for 2013, as well as a fixed bonus of $325,000 on November 30, 2013. The agreement provides that Ms. Arciero-Craig will be paid (i) a base salary at a rate of $250,000 per year, (ii) additional fixed bonuses in the amount of $325,000, $162,500 and $162,500 payable on May 31, 2014, August 31, 2014 and November 30, 2014, respectively (subject to her continued employment at such dates) and (iii) a "Final Bonus" of $1,000,000 (subject to her continued employment as of November 30, 2014, the last day of the term of the retention agreement). Ms. Arciero-Craig is also entitled to receive discretionary bonuses as determined by the Board.

        Ms. Arciero-Craig will also be entitled to certain payments in the event of a Qualifying Termination or a Material Corporate Event. In the event of a Qualifying Termination before the end of the Retention Period, Ms. Arciero-Craig would receive 100% of the Final Bonus within 60 days. In the event of a Material Corporate Event before the end of the Retention Period, Ms. Arciero-Craig would receive 50% of the Final Bonus within 60 days and 50% of the Final Bonus upon the earlier of a Qualifying Termination or the end of the Retention Period.

        For purposes of this retention agreement (and that of Mr. Edmiston, below), a Qualifying Termination occurs if (1) the Company terminates the employee involuntarily without Cause, (2) the employee terminates his or her employment with Good Reason, or (3) the employee's employment terminates on account of his or her death or disability. Cause means, as reasonably determined by the

Company, the employee's: (1) conviction of, or plea of guilty or "no contest" to, any felony; (2) conviction of, or plea of guilty or "no contest" to, a violation of criminal law involving the Company and its business; (3) commission of an act of fraud, theft, or material dishonesty in connection with the performance of the employee's duties to the Company and its affiliates; or (4) willful refusal or gross neglect to perform the duties reasonably assigned to the employee and consistent with the employee's position with the Company and its affiliates or otherwise to comply with the material terms of any agreement with the Company or any of its affiliates, which refusal or gross neglect continues for more than fifteen (15) days after the employee receives written notice from the Company providing reasonable detail of the asserted refusal or gross neglect (and which is not due to a physical or mental impairment). Disability means a disability within the meaning of the Company-sponsored long-term disability plan in which the employee participates or, if there is no such plan, the employee's total disability as determined by the Social Security Administration. Good Reason means (1) any material breach by the Company of this Agreement; (2) any relocation of the employee's principal office more than 30 miles from its current location in Albany, New York (as to Mr. Edmiston, this is New York City, New York); or (3) any adverse change in the employee's titles or positions that occurs prior to a Material Corporate Event. Notwithstanding the foregoing, no event shall constitute Good Reason unless (x) the employee notifies the Company of the condition that is alleged to constitute Good Reason in writing within thirty (30) days of the first occurrence of the condition and (y) the Company fails to correct the condition within thirty (30) days of its receipt of such notice. If the Company fails to remedy the condition constituting Good Reason during the thirty-day cure period, the employee must terminate employment within ninety (90) days following the end of the cure period in order for such termination to constitute a termination for Good Reason.

        For purposes of this retention agreement (and that of Mr. Edmiston, below), a Material Corporate Event shall mean the first to occur of the following, if such event occurs while the employee is employed by the Company during the Retention Period:

  (1)
  The acquisition, after the date of the retention agreement, by an individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 50% or more of either (A) the shares of Company Common Stock (the "Common Stock"), or (B) the combined voting power of the voting securities of the Company entitled to vote generally in the election of directors (the "Voting Securities"); provided, however, that the following acquisitions shall not constitute a Material Corporate Event: (i) any acquisition by any individual, entity or group (within meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) who, on the date of this Agreement, beneficially owned 12% or more of the Common Stock, (ii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its subsidiaries, (iii) any acquisition by any underwriter in connection with any firm commitment underwriting of securities to be issued by the Company, or (iv) any acquisition by any corporation (or other entity) if, immediately following such acquisition, more than 50% of the then outstanding shares of common stock of such corporation (or other entity) and the combined voting power of the then outstanding voting securities of such corporation (or other entity) entitled to vote generally in the election of directors, is beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who, immediately prior to such acquisition, were the beneficial owners of the Common Stock and the Voting Securities in substantially the same proportions, respectively, as their ownership, immediately prior to such acquisition, of the Common Stock and Voting Securities;

  (2)
  Consummation of a merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company, in a single transaction or a series of transactions, (a "Corporate Transaction"), other than a Corporate Transaction with respect to which all or substantially all of the individuals and entities who were the beneficial owners, immediately prior to such Corporate Transaction, of the Common Stock and Voting Securities beneficially own, directly or indirectly, immediately after such Corporate Transaction, more than 50% of the then outstanding common stock and voting securities (entitled to vote generally in the election of directors) of the corporation (or other entity) resulting from Corporate Transaction in substantially the same proportions as their respective ownership, immediately prior to such Corporate Transaction, of the Common Stock and the Voting Securities; or

  (3)
  Whether effected in one or a series of transactions, (A) any merger, consolidation, reorganization or other business combination pursuant to which the business of a potential target is combined with that of the Company or one or more persons formed by or affiliated with the Company, (B) the acquisition, directly or indirectly, by the Company or its affiliate by way of a tender or exchange offer, negotiated purchase or other means of a majority of a potential target's voting securities, (C) the acquisition, directly or indirectly, by the Company or any of its affiliates of assets or equity interest(s), or of any right to all or a majority of the revenues or income, of a potential target by way of a negotiated purchase, joint venture, exchange or other means, or (D) any other reinvestment by the Company of a material portion of its cash or other liquid assets in new businesses or assets; provided, however, that with respect to clauses (B), (C) and (D) of this subsection (3), no transaction or series of transactions shall constitute a Material Corporate Event unless the Company uses a material portion of its securities, cash, or other liquid assets to effectuate the transaction(s).

Key Employee Retention Agreement with Mr. Edmiston

        On October 18, 2013, we entered into a key employee retention agreement with Mr. Edmiston covering the period beginning on January 1, 2013 and ending on November 30, 2014. This retention agreement superseded all prior agreements relating to matters covered in the retention agreement, including Mr. Edmiston's participation agreement under the Gleacher & Company Senior Management Compensation and Retention Plan, effective August 17, 2012. Pursuant to this agreement, Mr. Edmiston received a sign-on bonus of $200,000 in lieu of any discretionary bonus for 2013, as well as a fixed bonus of $150,000 on November 30, 2013. The agreement provides that Mr. Edmiston will be paid (i) a base salary at a rate of $200,000 per year through May 31, 2013 and a rate of $250,000 per year beginning June 1, 2013, (ii) additional fixed bonuses in the amount of $150,000, $75,000 and $75,000 payable on May 31, 2014, August 31, 2014 and November 30, 2014, respectively (subject to his continued employment at such dates) and (iii) a "Final Bonus" of $650,000 (subject to his continued employment as of November 30, 2014, the last day of the term of the retention agreement). Mr. Edmiston is also entitled to receive discretionary bonuses as determined by the Board.

        Mr. Edmiston will also be entitled to certain payments in the event of a Qualifying Termination or a Material Corporate Event. In the event of a Qualifying Termination before the end of the Retention Period, Mr. Edmiston would receive 100% of the Final Bonus within 60 days. In the event of a Material Corporate Event before the end of the Retention Period, Mr. Edmiston would receive 50% of the Final Bonus within 60 days and 50% of the Final Bonus upon the earlier of a Qualifying Termination or the end of the Retention Period.

        With respect to Mr. Edmiston's retention agreement, a Qualifying Termination and a Material Corporate Event are defined as of above.

Matters Relating to NEOs Not Currently Employed

Hughes & Griff Arbitration

        Subsequent to the Company's termination of Messrs. Hughes and Griff'on May 24, 2013, each of Messrs. Hughes and Griff made a demand to the Company for benefits under participation agreements under the Senior Management Compensation and Retention Plan, effective August 17, 2012, to which each of Messrs. Hughes and Griff was a party. Following the Company's rejection of their demand, each of Messrs. Hughes and Griff commenced an arbitration proceeding on September 17, 2013 before the Financial Industry Regulatory Authority ("FINRA") seeking money damages in an approximate amount of $7.9 million, vesting of unvested equity awards and other relief, all of which they claim are due as a result of their respective terminations. Messrs. Hughes and Griff also seek reimbursement for their legal fees, which could be significant, incurred in connection with bringing this action against the Company. The Company has determined that no severance payments or other benefits based upon a "Change in Control" (as defined in the applicable agreements) are due to these former officers inasmuch as the Company has concluded that no "Change in Control" has occurred. A FINRA hearing of the matter is currently expected to occur in the summer of 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

        The following table sets forth summary information regarding the outstanding equity awards at December 31, 2013 of each of our named executive officers.

		Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Grant Year	Option Expiration Date		Number of Shares or Units of Stock that have not Vested (#)		Market Value of Shares or Units of Stock that have not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Christopher J. Kearns	—	—		—	$—	—	—		—		$—	—	$—
Patricia A. Arciero-Craig	—	—		—	—	—	—		9,399	(3)	97,656	—	—
Bryan J. Edmiston	—	—		—	—	—	—		5,406	(4)	56,168	—	—
Thomas J. Hughes*	100,000	—	(5)	—	37.00	2011	5/24/2014	(6)	—	(5)	—	—	—
John Griff*	16,667	—	(7)	—	29.20	2011	5/24/2014	(6)	—	(7)	—	—	—

*
Effective May 24, 2013, the employment of Thomas J. Hughes and John Griff was terminated.

(1)
A discussion of the assumptions used to value these awards may be found in the corresponding footnotes of the consolidated financial statements in the years in which the awards were granted.

(2)
Market value is computed by multiplying the closing market price of the Company's common stock at the end of the fiscal year 2013 ($10.39) by the number of shares subject to the award.

(3)
Ms. Arciero-Craig was granted restricted stock units with respect to 4,761 shares of common stock on February 15, 2011 and 11,718 shares of restricted common stock on February 15, 2012, and each of which vest in equal annual installments over a three-year period.

(4)
Mr. Edmiston was granted restricted stock units with respect to 595 shares of common stock on February 15, 2011 and 7,812 shares of restricted common stock on February 15, 2012, each of which vests in equal annual installments over a three-year period.

(5)
Pursuant to Mr. Hughes' participation agreement under the Senior Management Compensation and Retention Plan, unvested options to purchase common stock (50,000 options with an exercise price of $37.00) and unvested restricted stock units (16,666) would have vested in connection with a termination of employment and a "Change in Control" (as defined in the participation agreement) within a six month period following termination. The Company has concluded that no "Change in Control" has occurred and therefore these unvested awards are considered to have been forfeited. See "Narrative Disclosure and Employment Agreements—Hughes and Griff Arbitration."

(6)
Pursuant to Mr. Hughes' and Mr. Griff's respective option award agreements, in the event of a termination without Cause, all vested options remain exercisable for a one year period from their dates of termination.

(7)
Pursuant to Mr. Griff's participation agreement under the Senior Management Compensation and Retention Plan, unvested options to purchase common stock (33,334 options with an exercise price of $29.20) and unvested shares of restricted common stock (20,833) would have vested in connection with a termination of employment and a "Change in Control" (as defined in the participation agreement) within a six month period following termination. The Company has concluded that no "Change in Control" has occurred and therefore the unvested options are considered to have been forfeited. See "Narrative Disclosure and Employment Agreements—Hughes and Griff Arbitration." Pursuant to Mr. Griff's equity award agreement, in the absence of a "Change in Control" Mr. Griff would have been entitled to vesting of his 20,833 unvested shares of restricted common stock, subject to the execution and delivery within a specified time period (and non-revocation) of a release of claims against the Company and continued compliance with certain restrictive covenants. These conditions were not satisfied and therefore these unvested shares of restricted common stock are considered to have been forfeited.

 OPTION EXERCISES AND STOCK VESTED TABLE

        The following table includes certain information with respect to shares of common stock received by our named executive officers during 2013 upon the exercise of options and the vesting of restricted stock awards during 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting/Settlement (#)	Value Realized on Vesting/Settlement ($)(1)
Christopher J. Kearns	—	$—	—	$—
Patricia A. Arciero-Craig	—	—	8,140	136,593
Bryan J. Edmiston	—	—	2,802	44,832
Thomas J. Hughes	—	—	16,666	236,657
John Griff	—	—	10,416	166,656

*
Effective May 24, 2013, the employment of Thomas J. Hughes and John Griff was terminated.

(1)
Value is computed by multiplying vested shares of restricted stock and settled restricted stock units by the market value of the underlying shares on the vesting/settlement date.

EXECUTIVE COMPENSATION COMMITTEE REPORT

        We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement.

EXECUTIVE COMPENSATION COMMITTEE

Christopher R. Pechock (Chair)
Jaime Lifton
Mark R. Patterson

Potential Payments upon Termination or Change of Control

        The following tables set forth the estimated values of benefits payable to our NEOs pursuant to their key employee retention agreements and upon termination of employment under the circumstances indicated in the table. We have assumed that the triggering event occurred on December 31, 2013. Calculations involving the market price of our common stock were based on the closing price of our common stock on December 31, 2013, which was $10.39 per share. We calculated the cash-out value for restricted stock or restricted stock units on the basis of the closing price of our common stock on December 31, 2013, which was the last trading day in our fiscal year.

        As part of our executive compensation program, we have entered into key employee retention agreements with Ms. Arciero-Craig and Mr. Edmiston that superseded prior agreements that provided for cash payments and other benefits upon termination of employment with us or a change in control of the Company. Whether, what type, and how significant the benefit is depends generally on the circumstances surrounding the triggering event and whether those circumstances satisfy specified conditions.

Ms. Arciero-Craig

Triggering Event	Cash Payment ($)		Cash-Out Value of Equity-Based Awards that Vest as a Result of Triggering Event ($)		Value of Benefit Continuation ($)		Gross-Up Payment ($)
No Change in Control
Employment through retention period	$1,879,167	(1)	$97,656	(3)	$108,000	(4)	$—
Termination without Cause	1,879,167	(1)	97,656	(3)	108,000	(4)	—
Termination by Executive for Good Reason	1,879,167	(1)	97,656	(3)	108,000	(4)	—
Termination for Cause	—		—		—		—
Termination for Death/Disability	1,879,167	(1)	97,656	(3)	108,000	(4)	—
In Connection with a Change in Control
Termination without Cause	1,650,000	(2)	97,656	(3)	108,000	(4)	—
Termination by Executive for Good Reason	1,650,000	(2)	97,656	(3)	108,000	(4)	—
Termination for Cause	—		—		—		—
Termination for Death/Disability	1,650,000	(2)	97,656	(3)	108,000	(4)	—

(1)
Pursuant to Ms. Arciero-Craig's retention agreement, Ms. Arciero-Craig is entitled to "Fixed Bonus" payments of $325,000, $162,500 and $162,500 on May 31, 2014, August 31, 2014 and November 30, 2014, respectively (subject to her continued employment at such dates) and a "Final Bonus" payment of $1,000,000 on November 30, 2014, the end of the retention period. If Ms. Arciero-Craig's employment is terminated prior to a Material Corporate Event, and the termination constitutes a Qualifying Termination, she would be entitled to a lump-sum payment equal to the remainder of her base salary through November 30, 2014. "Fixed Bonus" payments and "Final Bonus" payments are subject to acceleration in connection with a Qualifying Termination or Material Corporate Event. Payments to Ms. Arciero-Craig as described above are conditional upon the execution of a settlement agreement and release in substantially the form attached to the retention agreement as Exhibit A.

(2)
After a Material Corporate Event, Ms. Arciero-Craig would continue to be entitled to any remaining Fixed Bonuses and the Final Bonus (as described and subject the conditions set forth in footnote (1) above). If Ms. Arciero-Craig's employment is terminated involuntarily without Cause after a Material Corporate Event, she is entitled to 60 days' advance notice of such termination.

(3)
Ms. Arciero-Craig's retention agreement provides for the vesting of all unvested equity awards if her employment is not extended by mutual agreement on November 30, 2014, the end of the retention period, or as a result of a Qualifying Termination or upon a Material Corporate Event. The cash-out value of Ms. Arciero-Craig's unvested equity-based awards represents her outstanding unvested restricted stock units with respect to 1,587 shares of common stock and 7,812 shares of unvested restricted stock, multiplied by the closing price of the Company's common stock on December 31, 2013 ($10.39). The vesting provisions of these awards are conditional upon the execution of a settlement agreement and release in substantially the form attached to Ms. Arciero-Craig's retention agreement as Exhibit A.

(4)
Ms. Arciero-Craig's retention agreement provides for benefit continuation if her employment is not extended by mutual agreement on November 30, 2014, the end of the retention period, as a result of a qualifying termination. Pursuant to her retention agreement, Ms. Arciero-Craig is entitled to a lump sum equal to $24,000 payable during the sixty day period beginning on the date of her termination of employment, plus $6,000 per month for health insurance during the period that begins on the first day of the fifth month following her termination of employment and continues for fourteen months, or, if earlier, until the date on which she and her dependents become eligible for comparable employer-provided or employer-subsidized group health insurance.

Mr. Bryan Edmiston

Triggering Event	Cash Payment ($)		Cash-Out Value of Equity-Based Awards that Vest as a Result of Triggering Event ($)		Value of Benefit Continuation ($)		Gross-Up Payment ($)
No Change in Control
Employment through retention period	$1,179,167	(1)	$56,168	(3)	$72,000	(4)	$—
Termination without Cause	1,179,167	(1)	56,168	(3)	72,000	(4)	—
Termination by Executive for Good Reason	1,179,167	(1)	56,168	(3)	72,000	(4)	—
Termination for Cause	—		—		—		—
Termination for Death/Disability	1,179,167	(1)	56,168	(3)	72,000	(4)	—
In Connection with a Change in Control
Termination without Cause	950,000	(2)	56,168	(3)	72,000	(4)	—
Termination by Executive for Good Reason	950,000	(2)	56,168	(3)	72,000	(4)	—
Termination for Cause	—		—		—		—
Termination for Death/Disability	950,000	(2)	56,168	(3)	72,000	(4)	—

(1)
Pursuant to Mr. Edmiston's retention agreement, Mr. Edmiston is entitled to "Fixed Bonus" payments of $150,000, $75,000 and $75,000 on May 31, 2014, August 31, 2014 and November 30, 2014, respectively (subject to his continued employment at such dates) and a "Final Bonus" payment of $650,000 on November 30, 2014, the end of the retention period. If Mr. Edmiston's employment is terminated prior to a Material Corporate Event, and the termination constitutes a Qualifying Termination, he would be entitled to a lump-sum payment equal to the remainder of his base salary through November 30, 2014. "Fixed Bonus" payments and "Final Bonus" payments are subject to acceleration in connection with a Qualifying Termination or Material Corporate Event. Payments to Mr. Edmiston as described above are conditional upon the execution of a settlement agreement and release in substantially the form attached to the retention agreement as Exhibit A.

(2)
After a Material Corporate Event, Mr. Edmiston would continue to be entitled to any remaining Fixed Bonuses and the Final Bonus (as described and subject the conditions set forth in footnote (1) above). If Mr. Edimiston's employment is terminated involuntarily without Cause after a Material Corporate Event, he is entitled to 60 days' advance notice of such termination.

(3)
Mr. Edmiston's retention agreement provides for the vesting of all unvested equity awards if his employment is not extended by mutual agreement on November 30, 2014, the end of the retention period, or as a result of a Qualifying Termination or upon a Material Corporate Event. The cash-out value of Mr. Edmiston's unvested equity-based awards represents his outstanding unvested restricted stock units with respect to 198 shares of common stock and 5,208 shares of unvested restricted stock, multiplied by the closing price of the Company's common stock on December 31, 2013 ($10.39). The vesting provisions of these awards are conditional upon the execution of a settlement agreement and release in substantially the form attached to Mr. Edmiston's retention agreement as Exhibit A.

(4)
Mr. Edmiston's retention agreement provides for benefit continuation if his employment is not extended by mutual agreement on November 30, 2014, the end of the retention period, or as a result of a qualifying termination. Pursuant to his retention agreement, Mr. Edmiston is entitled to a lump sum equal to $16,000 payable during the sixty day period beginning on the date of his termination of employment, plus $4,000 per month for health insurance during the period that begins on the first day of the fifth month following his termination of employment and continues for fourteen months, or, if earlier, until the date on which he and his dependents become eligible for comparable employer-provided or employer-subsidized group health insurance.

        For a more detailed description of Ms. Arciero-Craig's and Mr. Edmiston's retention agreements, including definitions of "Material Corporate Event" and "Qualifying Termination," see "—Narrative Disclosure and Employment Agreements—Agreement Relating to Currently—Employed NEOs."

Director Compensation

        Prior to the 2013 Annual Meeting, the Company had historically compensated non-employee directors of the Company (a "Non-Employee Director") as follows:

  •
  annual retainer (all Non-Employee Directors): $50,000 each;

  •
  annual retainer (Audit and Executive Compensation Committee Chairs): $25,000 each;

  •
  annual retainer (Audit Committee members except Chair): $15,000 each; and

  •
  annual discretionary equity grant (all Non-Employee Directors): $50,000 each.

        In order to promote equity ownership by our directors, we had historically offered them the opportunity to take their compensation in equity awards, as follows:

  •
  Non-Employee Directors could elect to receive their annual retainers in cash, stock options or restricted stock; and

  •
  annual equity grants could, at each director's election, be made in stock options or restricted stock.

        Following the 2013 Annual Meeting, the Board altered the way in which non-employee directors would be compensated, opting for payment of a lump sum ($100,000 each) to cover the period from the 2013 Annual Meeting until the date of the 2014 Annual Meeting. For the one-year period beginning immediately after the 2014 Annual Meeting, the Board currently intends to maintain this compensation structure and pay non-employee directors $100,000 in cash compensation. The Board intends to conduct periodic evaluations of non-employee director compensation and, based on the progress of the dissolution and liquidation process and/or other factors it may deem relevant and appropriate, may make adjustments.

        The following table sets forth, for the fiscal year ended December 31, 2013, certain information regarding the compensation awarded to each Non-Employee Director in 2013. Messrs. Patterson and Pechock, affiliates of MatlinPatterson, one of our principal stockholders, did not receive compensation for their services as directors in 2013, but it is anticipated that Mr. Pechock will receive $100,000 in cash compensation for his service as a non-employee director for the one-year period beginning immediately following the 2014 Annual Meeting. This information is provided as required by the Securities and Exchange Commission.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)
Henry S. Bienen*	—	—	—	$43,500	$43,500
Marshall Cohen**	100,000	—	—	—	100,000
Robert A. Gerard*	—	—	—	30,000	30,000
Keith B. Hall**	100,000	—	—	—	100,000
Jaime Lifton**	100,000	—	—	—	100,000
Mark R. Patterson	—	—	—	—	—
Christopher R. Pechock	—	—	—	—	—
Bruce Rohde*	—	—	—	42,000	42,000
Robert S. Yingling*	—	—	—	67,000	67,000

*
Henry S. Bienen, Robert A. Gerard, Bruce Rohde and Robert S. Yingling served as directors on our Board until May 24, 2013. As such, the amounts reported in the table above for these individuals reflect payments for only part of the year.

**
Amounts paid to Marshall Cohen, Keith B. Hall and Jaime Lifton reflect payment for the period from the 2013 Annual Meeting until the date of the 2014 Annual Meeting

(1)
Amounts set forth in this column include compensation to members of the Special Committee for their services in 2013.

Compensation Committee Interlocks and Insider Participation

        The Company has an Executive Compensation Committee responsible for approving the compensation of the Company's executive officers. Following the 2013 Annual Meeting of Stockholders, Messrs. Pechock, Lifton and Patterson served on the Executive Compensation Committee. None of our executive officers served as (1) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Executive Compensation Committee, (2) a director of another entity, one of whose executive officers served on our Executive Compensation Committee or (3) a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as one of our directors. No member of our Executive Compensation Committee has ever been our employee. The issuance of options to members of our Executive Compensation Committee is discussed herein under the heading "Director Compensation."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2013 with respect to shares of common stock of the Company that may be issued under the Company's existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity Compensation Plans Approved by Security Holders(2)	340,786	(3)	$51.42	(4)	2,092,554	(5)
Equity Compensation Plans Not Approved by Security Holders	33,334	(6)	$29.20	(7)	—

Total	374,120		$49.44		2,092,554

(1)
In accordance with the provisions of the ICP, no future awards will be granted under the 1999 Long Term Incentive Plan or the 2001 Long Term Incentive Plan. In addition, the Company previously offered its employees tax planning opportunities through nonqualified deferred compensation plans. It first adopted the Predecessor Key Plan and Predecessor Professional Plan. It then froze these plans in 2005 and adopted new plans (the Key Plan and the Professional Plan) as a result of changes in tax laws. However, as a result of declining participation, the costs of administrating the 2005 Plans were determined to outweigh the benefits of maintaining them and the Company decided to freeze the Key Plan and the Professional Plan as well. Therefore, no future awards will be granted under the Predecessor Key Plan, Predecessor Professional Plan, Key Plan or Professional Plan.

(2)
Consists of the Company's 2003 Directors' Stock Plan, 2005 Deferred Compensation Plan for Key Employees (the "Key Plan"), 2005 Deferred Compensation Plan for Professional and Other Highly Compensated Employees (the "Professional Plan") and the ICP.

(3)
Consists of 22,855 options under the 2003 Directors' Stock Plan, 273,334 options under the ICP, 14,834 shares of restricted stock under to ICP, 29,129 restricted stock units under the ICP, 610 phantom stock units under the Key Plan and 24 phantom stock units under the Professional Plan.

(4)
Weighted average exercise price of outstanding options under the 2003 Directors' Stock Plan, and the ICP as well as the restricted stock units and restricted stock awards granted under the ICP (excludes phantom stock units granted under the Key Plan and the Professional Plan).

(5)
Consists of 77,145 shares under the 2003 Directors' Stock Plan and 2,015,409 shares under the ICP.

(6)
Consists of options granted to Mr. Hughes pursuant to inducement award agreements in connection with his hiring in the second quarter of 2011.

(7)
Weighted average exercise price of options granted to Mr. Hughes pursuant to inducement award agreements in connection with his hiring in the second quarter of 2011.

Security Ownership of Certain Beneficial Owners, Directors and Management

        The following table sets forth the beneficial ownership of the Company's common stock as of February 28, 2014 by (i) each of our directors and named executive officers, (ii) all of our directors and executive officers as a group, and (iii) each person known by us to own more than 5% of our common stock.

Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned
MatlinPatterson FA Acquisition LLC(2)	1,778,413	28.76%
Scoggin Worldwide Fund, Ltd.(3)	550,516	8.90%
Mendon Capital Advisors Corporation(4)	502,300	8.12%
Christopher J. Kearns	—	—
Patricia A. Arciero-Craig	25,127	*
Bryan Edmiston	7,972	*
Mark R. Patterson(2)	1,778,413	28.76%
Jaime Lifton	—	—
Keith B. Hall	—	—
Marshall Cohen(5)	22,855	*
Christopher R. Pechock	—	—
Eric J. Gleacher†(6)	719,686	11.64%
Thomas J. Hughes†(5)	127,171	2.02%
John Griff†(5)	27,083	*
All current directors and executive officers as a group (8 persons)(5)(7)	1,834,367	29.56%

†
Mr. Gleacher resigned as a director and executive officer of the Company on January 28, 2013. Mr. Hughes' and Mr. Griff's employment was terminated, effective May 24, 2013.

*
Less than one percent.

(1)
Except as noted in the footnotes to this table, the persons named in the table above have sole voting and investment power with respect to all shares of common stock.

(2)
The indicated interest was reported on a Schedule 13D/A filed on May 2, 2013, with the SEC by MatlinPatterson FA Acquisition LLC on behalf of itself, MP II Preferred Partners L.P., MatlinPatterson PE Holdings LLC, MatlinPatterson LLC, MP Preferred Partners GP LLC, David J. Matlin, and Mark R. Patterson as beneficial owners of securities of the Company. Beneficial ownership of the shares held by MatlinPatterson FA Acquisition LLC—1,778,413 (shares voting and shared dispositive power) was also reported for: MP II Preferred Partners L.P.—1,778,413 (shared voting and shared dispositive power), MP Preferred Partners GP LLC—1,778,413 (shared voting and shared dispositive power), MatlinPatterson PE Holdings LLC—1,778,413 (shared voting and shared dispositive power), MatlinPatterson LLC—1,778,413 (shared voting and shared dispositive power), David Matlin—1,778,413 (shared voting and shared dispositive power), and Mark R. Patterson—1,778,413 (shared voting and shared dispositive power). The address of MatlinPatterson FA Acquisition LLC is 520 Madison Avenue, 35th Floor, New York, NY 10022.

(3)
The indicated interest was reported on Schedule 13G filed on February 6, 2014, with the SEC by Scoggin Worldwide Fund, Ltd. on behalf of itself and J. Goldman Master Fund, L.P., TCW/Scoggin Event Driven Master Fund, L.P., Old Bellows Partners LP, Scoggin LLC, TCW/Scoggin, LLC, A. Dev Chodry, Craig Effron and Curtis Schenke as beneficial owners of the Company. Beneficial ownership of the shares held by Scoggin Worldwide Fund, Ltd.—486,533 (sole voting and sole dispositive power), J. Goldman Master Fund, L.P.—40,177 (sole voting and sole dispositive power),

  TCW/Scoggin Event Driven Master Fund, L.P.—23,806 (sole voting and sole dispositive power), Old Bellows Partners LP—526,710 (shared voting and shared dispositive power), Scoggin LLC—526,710 (shared voting and shared dispositive power), TCW/Scoggin, LLC—23,806 (shared voting and shared dispositive power), A. Dev Chodry—550,516 (shared voting and shared dispositive power) and Craig Effron—550,516 (shared voting and shared dispositive power). The address of Scoggin Worldwide Fund, Ltd. is c/o Mourant Cayman Nominees, Ltd., Third Floor, Harbour Centre, P.O. Box 1348, Grand Cayman KY1-1108, Cayman Islands.

(4)
The indicated interest was reported on Schedule 13G filed on February 14, 2014, with the SEC by Mendon Capital Advisors Corp. on behalf of itself and Anton V. Shutz as beneficial owners of the Company. Beneficial ownership of the shares held by Mendon Capital Advisors Corp.—153,092 (sole voting and dispositive power) and 349,209 (shared voting and dispositive power) was also reported for: Anton V. Shutz—153,092 (sole voting and dispositive power) and 349,209 (shared voting and dispositive power). The address of Mendon Capital Advisors Corp. is 150 Allens Creek Road, Rochester, New York 14618.

(5)
Includes shares of common stock that may be acquired within 60 days of February 28, 2014 through the exercise of stock options as follows: Mr. Cohen: 22,855; Mr. Hughes: 100,000; Mr. Griff: 16,667; and all directors and current executive officers as a group: 22,855. As of March 31, 2014, there were no outstanding options to purchase shares of our common stock at a price less than $17.40 per share, and a substantial majority of outstanding options have exercise prices at or above a price of $29.20 per share. The information above for Messrs. Hughes and Griff is based on information available to the Company at the time Messrs. Hughes and Griff were terminated on May 24, 2013 and assumes no sales subsequent to that date. See "Narrative Disclosure and Employment Agreements—Hughes and Griff Arbitration."

(6)
Includes 14,121 shares held in escrow and subject to forfeiture to satisfy any indemnification obligations pursuant to the Agreement and Plan of Merger, dated March 2, 2009.

(7)
Excludes shares owned by Mr. Gleacher, who resigned as a director and executive officer of the Company on January 28, 2013, and shares owned by Mr. Hughes and Mr. Griff, whose employment was terminated, effective May 24, 2013.

On April 4, 2014, Stone Lion Capital Partners L.P. reported on a Schedule 13G filed with the SEC by Stone Lion Capital Partners, L.P. on behalf of itself and SL Capital Partners LLC, Stone Lion Capital LLC, Gregory A. Hanley and Alan J. Mintz that it had acquired 574,490 shares of common stock of the Company, representing a beneficial interest of 9.3% of the Company. Beneficial ownership of the shares held by Stone Lion Capital Partners L.P.—574,490 (shared voting and shared dispositive power) was also reported for: SL Capital Partners LLC—574,490 (shared voting and shared dispositive power), Stone Lion Capital LLC—574,490 (shared voting and shared dispositive power), Gregory A. Hanley—574,490 (shared voting and shared dispositive power) and Alan J. Mintz—574,490 (shared voting and shared dispositive power). The address of Stone Lion Capital Partners L.P. is 555 Fifth Avenue, 18th Floor, New York, New York 10017.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

Related Party Transactions Policy

        Under the Company's Related Party Transactions Policy (the "Policy"), no Related Party shall engage in a Related Party Transaction (in each case, as such terms are defined below) unless the Company's Audit Committee shall have previously determined, in its good faith judgment, that such transaction is in, or is not inconsistent with, the best interests of the Company. If any members of the Audit Committee shall have a direct or indirect interest in such related party transaction, then such transaction may be effected only after receiving the approval of a majority of the independent members of the Company's Board of Directors having no interest in such transaction, based on such directors' good faith judgment that such transaction is in, or not inconsistent with, the best interests of the Company and its stockholders. Under the Policy, "Related Parties" include:

  (1)
  any director or director nominee of the Company,

  (2)
  any executive officer (as defined in Rule 3b-7 of the rules promulgated by the SEC under the Exchange Act) of the Company,

  (3)
  any employee who is the head or in charge of a Company's subsidiary business unit,

  (4)
  any stockholder that, together with its affiliates, owns in excess of ten percent of any class of outstanding voting capital stock of the Company,

  (5)
  any person who is an immediate family member or spouse of an executive officer or director of the Company, or

  (6)
  any entity that is owned or controlled by someone listed in paragraph (1), (2), (3), (4) or (5) above, or an entity in which someone listed in paragraph (1), (2), (3), (4) or (5) above has a substantial ownership interest or control of such entity.

        A "Related Party Transaction" is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company or any of its controlled subsidiaries is or will be a participant and in which any Related Party has or will have a direct or indirect interest, other than:

  •
  transactions available to all employees of the Company generally,

  •
  transactions involving less than $75,000 when aggregated with all similar transactions, or

  •
  transactions whereby the Related Party renders services to the Company in his or her capacity as an officer or director of the Company and is compensated for such services pursuant to approval of the Company's Board of Directors or an appropriate committee thereof.

        The Audit Committee may provide advance and standing approvals for types or classes of Related Party Transactions, subject to such conditions or qualifications as it may determine. Any such approval may be withdrawn at any time, but such withdrawal shall not affect the authorized status of prior Related Party Transactions affected under the standing approval prior to its withdrawal.

        Each of the referenced transactions below that require approval or ratification by the Audit Committee pursuant to the Policy has been so approved or ratified.

Related Party Transactions

  Capstone

        On May 31, 2013, the Board of Directors appointed Christopher J. Kearns of Capstone Advisory Group, LLC as the Company's Chief Restructuring Officer and Chief Executive Officer. The Company also entered into an agreement with Capstone and Mr. Kearns, pursuant to which Capstone was engaged to provide a number of services to the Company, including (i) evaluating and implementing, subject to the approval of the Company's Board of Directors, the chosen course of action to preserve asset value and maximize recoveries to stockholders under the circumstances; (ii) overseeing the operations of the Company through execution of the selected course of action; (iii) ascertaining personnel and potential funding required and taking key steps to effectuate the selected course of action; and (iv) soliciting and evaluating expressions of interest in certain assets of the Company and effectuating such sales where appropriate and practical under the circumstances. During the year ended

December 31, 2013, the Company incurred approximately $2.2 million in connection with this agreement.

        The Company also entered into a sublease with Capstone which commenced on November 15, 2013 and initially provides for monthly base rental payments of approximately $12,000, based upon the Company's current space needs. This arrangement provides the Company with flexibility and at a cost that is below other market comparable alternatives. This sublease was evaluated by the Company's Audit Committee and approved on October 10, 2013, since this is a related-party transaction. The sublease continues on a month-to-month basis and provides the Company with the ability to reduce its occupied space upon not less than 30 days notice to Capstone. Any such reduction would reduce the monthly base rental payments based upon pre-determined rates.

  MatlinPatterson

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

Director Independence

        Each of our directors in 2013 was an "independent director" as defined in the NASDAQ listing standards.

        Two of our directors, Messrs. Patterson and Pechock, are affiliated with MatlinPatterson. As of February 28, 2014, MatlinPatterson controlled 28.76% of our common stock and was our largest stockholder. The Board has determined that each of Messrs. Patterson and Pechock qualify as independent directors.

Item 14.    Principal Accounting Fees and Services.

Audit and Non-Audit Fees

        The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the audit of the Company's annual financial statements for the years ended December 31, 2013 and 2012, and fees billed for other services rendered by PricewaterhouseCoopers LLP during those periods.

Fees Billed to or Paid by the Company:	2013	Percentage of 2013 Services Approved by Audit Committee	2012	Percentage of 2012 Services Approved by Audit Committee
Audit fees	$1,180,607	100%	$1,954,400	100%
Audit-related fees(1)	—	100%	13,300	100%
Tax fees(2)	24,000	100%	20,300	100%
All other fees(3)	1,960	100%	1,944	100%

Total	$1,206,567	100%	$1,989,944	100%

(1)
Audit-related fees are fees in respect of consultation on accounting matters.

(2)
Tax fees are fees in respect of consultation on tax matters, certain tax return preparations, tax advice relating to transactions and other tax planning and advice.

(3)
All other fees are fees for accounting and auditing research software.

        The Audit Committee has determined that the rendering of non-audit services by PricewaterhouseCoopers LLP was compatible with maintaining their independence.

Audit Committee Pre-Approval Policies and Procedures

        All audit and non-audit services performed for the Company by the Company's independent registered public accounting firm are pre-approved by the Audit Committee. When considering whether to grant an approval, the Audit Committee considers the nature, scope and fees of the service to be provided to the Company as well as the principles and guidance established by the SEC and Public Company Accounting Oversight Board with respect to auditor independence, including the fact that an auditor cannot (i) function in the role of management; (ii) audit his or her own work; or (iii) serve in an advocacy role for the Company. In so doing, the Audit Committee is permitted to delegate pre-approval authority to one or more of its members, and has delegated such authority to the Audit Committee Chairman. Any pre-approval decisions that are made by the Audit Committee Chairman pursuant to such delegation are discussed at the Audit Committee's next scheduled meeting. The Audit Committee Chairman signs all engagement letters on behalf of the Company with respect to audit or non-audit services. The Audit Committee has not delegated to management its responsibilities to pre-approve services performed by the independent registered public accounting firm.

Audit Committee Report

        The Audit Committee of the Company is composed of three independent directors and operates under a written charter adopted by the Board. The Board annually reviews the NASDAQ listing standards definition of independence and has determined that each member of the Committee meets that standard, and each member is independent within the meaning of Rule 10A-3 of the rules promulgated by the SEC under the Exchange Act and the Company's Corporate Governance Guidelines.

        The Audit Committee's responsibility is one of oversight as set forth in its charter. It is not the duty of the Audit Committee to prepare the Company's financial statements, to plan or conduct audits, or to determine that the Company's financial statements are complete and accurate and are in accordance with accounting principles generally accepted in the United States of America. The Company's management is responsible for preparing the Company's financial statements and for maintaining internal control over financial reporting and disclosure controls and procedures to ensure the financial statements are complete and accurate and are in accordance with accounting principles generally accepted in the United States of America. The independent registered public accounting firm is responsible for auditing the financial statements and expressing an opinion as to whether those audited financial statements fairly present the financial position, results of operations, and cash flows of the Company in conformity with accounting principles generally accepted in the United States.

        During 2013, the Committee met at least quarterly with the Company's Controller and management. In addition, the Committee meets with the Company's independent registered public accounting firm on a quarterly basis or more frequently, as requested by the independent registered public accounting firm or the Committee. In 2013, the Committee met privately with the independent registered public accounting firm, as well as with management on at least a quarterly basis. The Committee also reviewed its charter.

        In 2013, the Committee met during the year with the Director of the Company's Internal Audit Department and the General Counsel for reports on the status of certain internal controls. On at least an annual basis, the Committee met privately with each of the Director of Internal Audit and the Controller.

        Management represented to the Committee that the Company's consolidated financial statements for fiscal year 2013 were prepared in accordance with accounting principles generally accepted in the United States, and the Committee has reviewed and discussed the consolidated financial statements with management and its independent registered public accounting firm. The Committee has also discussed with the independent auditors the matters required to be discussed by Public Company Accounting Oversight Board Auditing Standard No. 380, Communication with Audit Committees. Based on these discussions and reviews, the Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the SEC.

        During fiscal 2013, the Audit Committee performed all of its duties and responsibilities under the Audit Committee Charter. In addition, the Audit Committee has determined that the provision of the non-audit services described under the heading "Audit and Non-audit Fees" above is compatible with maintaining PricewaterhouseCoopers LLP's independence.

        Pursuant to the Committee charter, the Committee is directly responsible for the appointment of the Company's independent registered public accounting firm who shall report directly to the Committee. The Committee appointed the Company's current independent registered public accounting firm, PricewaterhouseCoopers LLP, as the independent registered public accounting firm to conduct the audit for the fiscal year ended December 31, 2014 and recommended to the Board that the Board ratify this action. The Company's independent registered public accounting firm has provided to the Committee a written disclosure required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's communications with the audit committee concerning independence, and the Committee discussed with the independent registered public accounting firm that firm's independence.

AUDIT COMMITTEE
Keith B. Hall (Chair)
Marshall Cohen
Jaime Lifton

        The Board has determined that all Audit Committee members are financially literate in accordance with the NASDAQ listing standards and each of Messrs. Hall and Lifton qualified as an audit committee financial expert within the meaning of Item 401(h) of Regulation S-K under the Exchange Act, and the Board has determined that they have accounting and related financial management expertise within the meaning of the NASDAQ listing standards.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

Exhibit Number		Description
31.3	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
31.4	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

*
Filed herewith

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLEACHER & COMPANY, INC.
Date: April 30, 2014	By:	/s/ CHRISTOPHER J. KEARNS CHRISTOPHER J. KEARNS Principal Executive Officer

 EXHIBIT INDEX

Exhibit Number		Description
31.3	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.
31.4	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act.

*
Filed herewith

QuickLinks

TABLE OF CONTENTS
EXPLANATORY NOTE
PART III
  Item 10. Directors, Executives Officers and Corporate Governance.
Directors
Executive Officers
Corporate Governance
  Item 11. Executive Compensation.
SUMMARY COMPENSATION TABLE
GRANTS OF PLAN-BASED AWARDS TABLE
NARRATIVE DISCLOSURE AND EMPLOYMENT AGREEMENTS
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION EXERCISES AND STOCK VESTED TABLE
EXECUTIVE COMPENSATION COMMITTEE REPORT
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX