Form 10-Q
period 2014-03-31
GLEACHER & COMPANY, INC.
filed 2014-05-09
CIK 782842

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2014

- or -

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from             to

Commission file number 014140

GLEACHER & COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-2655804
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

677 Broadway, 2nd Floor, Albany, NY	12207
(Address of principal executive offices)	(Zip Code)

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

6,185,133 shares of Common Stock were outstanding as of the close of business on April 30, 2014

GLEACHER & COMPANY, INC. AND SUBSIDIARIES

FORM 10-Q

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Part I — Financial Information

Item 1.  Financial Statements

	Three Months Ended March 31,
(In thousands, except for per share amounts)	2014	2013
Revenues:
Investment gains, net	$587	$172
Fees and other	205	169
Total revenues	792	341
Expenses:
Compensation and benefits	1,444	2,523
Professional fees	2,745	2,510
Communications and data processing	164	406
Occupancy, depreciation and amortization	158	307
Other	551	794
Total expenses	5,062	6,540
Loss from continuing operations before income taxes and discontinued operations	(4,270)	(6,199)
Income tax expense	14	39
Loss from continuing operations	(4,284)	(6,238)
Loss from discontinued operations, net of taxes (Refer to Note 16)	(517)	(11,733)
Net loss	$(4,801)	$(17,971)

Per share data:
Basic loss per share
Continuing operations	$(0.69)	$(1.04)
Discontinued operations	(0.09)	(1.97)
Net loss per share	$(0.78)	$(3.01)
Diluted loss per share
Continuing operations	$(0.69)	$(1.04)
Discontinued operations	(0.09)	(1.97)
Net loss per share	$(0.78)	$(3.01)

Weighted average shares of common stock:
Basic	6,181	5,976
Diluted	6,181	5,976

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
(In thousands of dollars, except for share and per share amounts)	2014	2013

Assets
Cash and cash equivalents	$57,466	$51,353
Cash and securities segregated for regulatory and other purposes	5,000	6,000
Receivables from:
Brokers, dealers and clearing organizations	2,586	9,173
Related parties	872	856
Others	845	908
Financial instruments owned, at fair value	683	664
Investments	19,476	18,889
Office equipment and leasehold improvements, net	102	115
Income taxes receivable	438	4,116
Other assets	3,556	3,890
Total Assets	$91,024	$95,964

Liabilities and Stockholders’ Equity
Liabilities
Payables to:
Related parties	$474	$475
Others	1,498	1,868
Restructuring reserve	2,023	2,491
Accrued compensation	1,932	1,907
Accounts payable and accrued expenses	2,346	1,629
Income taxes payable	3,392	3,331
Subordinated debt	409	409
Total Liabilities	12,074	12,110

Commitments and Contingencies (Refer to Note 11)

Stockholders’ Equity
Common stock; $.01 par value; authorized 10,000,000 shares, issued 6,688,387 and 6,688,387 shares; and outstanding 6,183,489 and 6,174,990 shares, at March 31, 2014 and December 31, 2013, respectively	1,337	1,337
Additional paid-in capital	455,591	455,910
Deferred compensation	101	101
Accumulated deficit	(367,910)	(363,109)
Treasury stock, at cost (504,898 shares and 513,397 shares, at March 31, 2014 and December 31, 2013, respectively)	(10,169)	(10,385)
Total Stockholders’ Equity	78,950	83,854
Total Liabilities and Stockholders’ Equity	$91,024	$95,964

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands of dollars)	2014	2013
Cash flows from operating activities:
Net loss	$(4,801)	$(17,971)
Adjustments to reconcile net loss to net cash provided by operating activities:
Investment gains, net	(587)	(172)
Amortization of stock-based compensation	69	1,107
Depreciation of fixed assets and amortization of leasehold improvements	13	439
Impairment of intangible assets	—	587
Clawback of stock-based compensation subject to non-competition provisions	—	(361)
Amortization of intangible assets	—	165
Changes in operating assets and liabilities:
Cash and securities segregated for regulatory and other purposes	1,000	7,000
Receivables from brokers, dealers and clearing organizations, net	6,587	(229,409)
Income taxes receivable, net	3,739	3,087
Securities purchased under agreements to resell	—	(20,816)
Receivable/payable from/to others, net	(307)	2,918
Receivable/payable from/to related parties, net	(17)	—
Financial instruments owned, at fair value	(19)	610,201
Other assets	334	(1,003)
Securities sold under agreements to repurchase	—	(159,386)
Securities sold, but not yet purchased, at fair value	—	(111,017)
Restructuring reserve	(468)	271
Accounts payable and accrued expenses	852	(3,553)
Accrued compensation	25	(24,631)
Drafts payable	(135)	935
Net cash provided by operating activities	6,285	58,391
Cash flows from investing activities:
Purchase of investments	—	(947)
ClearPoint sale - net payment to Homeward Residential, Inc. (Refer to Note 1)	—	(510)
Purchases of office equipment and leasehold improvements	—	(7)
Net cash used in investing activities	—	(1,464)
Cash flows from financing activities:
Proceeds from secured borrowings	—	185,381
Repayments of secured borrowings	—	(246,017)
Payment for employee tax withholdings on stock-based compensation	(172)	(747)
Net cash used in financing activities	(172)	(61,383)
Increase/(decrease) in cash and cash equivalents	6,113	(4,456)
Cash and cash equivalents at beginning of the period	51,353	44,868
Cash and cash equivalents at the end of the period	$57,466	$40,412

NON CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2014 the Company issued shares of treasury stock, net of forfeitures, of approximately 12,985 related to vesting of stock-based compensation.  During the three months ended March 31, 2013, forfeitures exceeded shares issued by 49,262 shares.

The accompanying notes are an integral part of these consolidated financial statements.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                            Basis of Presentation

Organization and Nature of Business

Gleacher & Company, Inc. (the “Parent” and together with its subsidiaries, “Gleacher” or the “Company”) is incorporated under the laws of the State of Delaware.  The Company’s common stock is currently traded on The NASDAQ Global Market (“NASDAQ”) under the symbol “GLCH.”

On March 13, 2014, the Company announced that its Board of Directors had determined that it is in the best interests of the Company’s stockholders for the Company to dissolve, liquidate and distribute to stockholders its available assets.  The Company’s Plan of Dissolution was subsequently approved by its Board of Directors on April 4, 2014.  The Plan of Dissolution is subject to stockholder approval.  At the Company’s 2014 Annual Meeting of Stockholders (the “2014 Annual Meeting), currently scheduled for May 29, 2014, stockholders of record as of April 21, 2014 will be asked to approve the voluntary dissolution and liquidation of the Company pursuant to the Plan of Dissolution.

Planned Dissolution and Liquidation

The Company has been engaged in a lengthy and intensive evaluation of potential strategic alternatives in order to preserve and maximize stockholder value.  The Board of Directors and the Company, together with its external advisors, devoted substantial time and effort to identifying and pursuing strategic opportunities to further enhance stockholder value and reduce risk.  However, at a meeting of the Board of Directors on March 12, 2014, the Board of Directors concluded that no strategic alternative that had been identified to date would yield any opportunities viewed by the Board of Directors as reasonably likely to provide greater realizable value, or a greater reduction in risk, to stockholders than the complete dissolution and liquidation of the Company.

At this meeting, the Board of Directors determined that it is advisable and in the best interests of the Company and our stockholders for the Company to dissolve, liquidate and distribute to stockholders its available assets.  At a meeting on April 4, 2014, the Board of Directors confirmed its determination that it is advisable and in the best interests of the Company and its stockholders for the Company to dissolve, approved and declared advisable the dissolution and liquidation of the Company, approved and adopted the Plan of Dissolution and recommended approval of the Plan of Dissolution to its stockholders.  At the Company’s 2014 Annual Meeting, the Company’s stockholders will be asked to approve the voluntary dissolution and liquidation of the Company pursuant to the Plan of Dissolution.  The Company’s proxy materials filed with the Securities and Exchange Commission provides further information regarding these matters discussed above.

If the dissolution and liquidation of the Company pursuant to the Plan of Dissolution is approved by the Company’s stockholders, the Company plans to file a Certificate of Dissolution with the Delaware Secretary of State no sooner than seven days, and likely no later than 45 days, thereafter, cease all of the Company’s business activities except those related to winding up and liquidating the Company’s business and to preserve the value of its assets, complete the liquidation of its remaining assets, satisfy or make provision for its remaining claims and obligations in accordance with Delaware law, and make distributions to its stockholders of available liquidation proceeds, if any.  This is expected to be a multi-year process.

In addition, if the Company’s stockholders approve the dissolution and liquidation of the Company pursuant to the Plan of Dissolution, the Company will also initiate a process to delist its common stock from the NASDAQ Global Market.  However, the Company has limited control over its continued listing status, and NASDAQ may decide to delist the Company at any time.  A delisting would limit trading activity and liquidity in the Company’s common stock, among other matters.

The Company’s planned dissolution and liquidation of the Company pursuant to the Plan of Dissolution could be abandoned by the Company’s Board of Directors for any reason, including if a more attractive transaction became available to the Company, prior to the filing of the Certificate of Dissolution.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Discontinuation of Operations and Appointment of Capstone Advisory Group, LLC

The Company has no meaningful revenue-producing operations.  During the second quarter of 2013, the Company discontinued operations in its MBS & Rates (including RangeMark Financial Services (“RangeMark”)) and Credit Products divisions (together, “Fixed Income” or the “Fixed Income businesses”) as well as, later in the quarter, its Investment Banking division.  Exiting these businesses impacted approximately 150 employees.  The Company’s residential mortgage lending operations, conducted through its subsidiary ClearPoint Funding, Inc. (“ClearPoint”) was discontinued, and the business sold to Homeward Residential, Inc. (“Homeward”) in February 2013 (the “Homeward Transaction”).  As of May 9, 2014, the Company had 10 employees.

On May 31, 2013, the Company entered into an engagement agreement with Capstone Advisory Group, LLC (“Capstone”) and Mr. Christopher J. Kearns, an Executive Director of Capstone and member of the firm. In connection with this agreement, the Board of Directors appointed Mr. Kearns as the Company’s Chief Restructuring Officer and Chief Executive Officer.  Under the terms of this agreement, Capstone was and continues to be engaged in providing a number of services to the Company related to overseeing the operations of the Company, has assisted with an exploration of strategic alternatives and is assisting with the execution of our selected course of action.

Going Concern and Basis of Presentation

As noted above, the Company’s Board of Directors approved a dissolution and liquidation of the Company, pursuant to its Plan of Dissolution, which is subject to stockholder approval.  If this proposal is approved by the Company’s stockholders, the Company intends to distribute to its stockholders all available cash other than as may be required to pay or make reasonable provision for known and potential claims and obligations of the Company.  The dissolution proposal also contemplates a further, orderly wind-up of the Company’s business and operations and the filing of a Certificate of Dissolution, among other matters.  All of these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These financial statements have been prepared on a going concern basis, as required by accounting principles generally accepted in the United States of America (“GAAP”).  A liquidation basis of accounting is only appropriate to the extent liquidation is imminent.  In order to meet this criteria, among other factors, the plan for dissolving the Company, which would be followed by liquidation must be approved by the person or persons with the authority to make such a plan effective, which in this instance, is the Company’s stockholders.  If the plan of dissolution is approved by Company stockholders at the Company’s 2014 Annual Stockholders Meeting, currently scheduled for May 29, 2014, the Company would then prospectively prepare its financial statements on a liquidation basis of accounting.

Accounting Policies and Other

The accounting and financial reporting policies of the Company conform to GAAP.  The consolidated financial statements prepared in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities.  Actual results could be different from these estimates.  In the opinion of management, all normal, recurring adjustments necessary for a fair statement of this interim financial information are contained in the accompanying consolidated financial statements.  The results for any interim period are not necessarily indicative of those for the full year.

The accompanying consolidated financial statements are presented in accordance with the SEC requirements for Quarterly Reports on Form 10-Q and are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted.  Reference should be made to the Company’s audited consolidated financial statements and notes within the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for additional information, including a summary of the Company’s significant accounting policies.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Reclassifications

Certain amounts in the prior period have been reclassified to conform to the current year presentation with no impact to previously reported net loss or stockholders’ equity.  This includes the prior period results of the Investment Banking, MBS & Rates and Credit Products divisions, which were reported as discontinued operations, beginning in the second quarter of 2013.  Refer to Notes 15 and 16 herein for additional information.

Certain items which have previously been reported within the Company’s Other segment have been reclassified as discontinued operations for the prior three-month period ending March 31, 2013 as follows:

	March 31,
(In thousands of dollars)	2013
Items reclassified as discontinued operations
Revenue
Net interest income	$632
Total revenues:	632
Expenses
Compensation expense	1,520
Professional fees	388
Occupancy expense	591
Goodwill and intangible asset impairment	—	(1)
Communications and data processing	165
Other	157
Total expenses:	2,821

Net items reclassified to discontinued operations	$2,189

(1)  Impairment of intangible assets of $0.6 million for the three months ended March 31, 2013, recognized in connection with the Company’s exits from ClearPoint is recorded as restructuring expense and included within discontinued operations (Note 15 and Note 16).

Reverse Stock Split

On May 30, 2013, the Company implemented a reverse stock split of its shares of common stock at a ratio of 1-for-20.  As a consequence of the reverse stock split, every 20 shares of the Company’s outstanding common stock were combined into one share, without any change to the par value per share.  All prior year share and share-related information herein has been adjusted, to the extent necessary, to reflect this reverse stock split.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  Current GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The objective of ASU 2013-11 is to eliminate diversity in practice.  ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes would result from the disallowance of tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In April 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-07 “Presentation of Financial Statements (Topic 205)” (“ASU 2013-07”).  The objective of ASU 2013-07 is to clarify when an entity should apply the liquidation basis of accounting.  In addition, the guidance provides principles for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.  ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent.  Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy).  ASU 2013-07 requires financial statements prepared using the liquidation basis of accounting to present relevant information about the entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation.  The entity should include in its presentation of assets any items it had not previously recognized under GAAP but that it expects to either sell in liquidation or use in settling liabilities.  An entity should recognize and measure its liabilities in accordance with GAAP that otherwise applies to those liabilities.  The entity should not anticipate that it will be legally released from being the primary obligor under those liabilities, either judicially or by creditor(s).  The entity is also required to accrue and separately present the costs that it expects to incur and the income it expects to earn during the expected duration of the liquidation, including any costs associated with sale or settlement of those assets and liabilities.  ASU 2013-07 also requires disclosure about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process.  This guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein.  Entities should apply the requirements prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.  The adoption of ASU 2013-07 did not affect the Company’s financial statements, as the Company’s proposed dissolution and liquidation, discussed above, requires the affirmative vote from the holders of a majority of its outstanding stock.  Therefore liquidation is not imminent.  Refer to “Going Concern and Basis of Presentation” above for additional information.

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

	Three Months Ended March 31,
(In thousands of shares)	2014	2013
Weighted average shares for basic (loss)/earnings per share	6,181	5,976
Effect of dilutive common share equivalents	—	—
Weighted average shares and dilutive common share equivalents for dilutive (loss)/earnings per share	6,181	5,976

GAAP requires the exclusion of certain potentially dilutive securities when an entity reports a net loss, so that the calculated earnings per share are a more conservative (greater) loss per share.  The Company was in a net loss position for the three months ended March 31, 2014 and March 31, 2013, and therefore excluded approximately 330,000 and 455,000, respectively, of shares underlying stock options (all of which were significantly out of the money), 6,900 and 175,000, respectively, of shares of restricted stock, and 4,400 and 205,000, respectively, of shares underlying restricted stock units (“RSUs”) from its computation of dilutive loss per share because they were anti-dilutive.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.                            Cash and Cash Equivalents

The Company has defined cash equivalents as highly liquid investments, with original maturities of less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business.  At March 31, 2014 and December 31, 2013, cash equivalents were approximately $3.5 million and $3.8 million, respectively.  Cash and cash equivalents of approximately $44.8 million and $28.5 million at March 31, 2014 and December 31, 2013, respectively, were held at one financial institution.

4.                            Cash and Securities Segregated for Regulatory and Other Purposes

Cash and securities segregated for regulatory and other purposes at March 31, 2014 and December 31, 2013 includes $5.0 million of cash deposited into an escrow account by ClearPoint in connection with the Homeward Transaction, which is required to be maintained until February 22, 2016 (the third anniversary of the closing date).   Refer to Note 11 herein for additional information.

In addition, cash segregated at December 31, 2013 includes $1.0 million set aside in a special reserve bank account for the exclusive benefit of customers pertaining to the previous activities of the Company’s former Rates business and items related to when the Company’s broker-dealer subsidiary was previously conducting self-clearing in prior years, including outstanding checks issued to customers and vendors, and other miscellaneous items.  No deposit was required at March 31, 2014 as the Company’s broker-dealer subsidiary had satisfied existing customer payables.

5.                            Receivables from Brokers, Dealers, and Clearing Organizations

Amounts receivable from and payable to brokers, dealers and clearing organizations consists of the following:

(In thousands of dollars)	March 31, 2014	December 31, 2013
Receivables from clearing organizations	$2,086	$2,117
Deposits with clearing organizations	500	7,056
Total receivables	$2,586	$9,173

During the three months ended March 31, 2014, approximately $6.6 million of deposits with clearing organizations were returned to the Company.   The remaining deposits and receivables with clearing organizations will be returned to the Company in connection with the termination of any remaining relationships with these organizations.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS

(Unaudited)

6.                            Receivables from and Payables to Others

Amounts Receivable from and Payable to Others consist of the following:

(In thousands of dollars)	March 31, 2014	December 31, 2013
Loans receivable	$—	$600
Loans receivable - reserve	—	(400)
Insurance receivable	262	209
Management fees and other — Employee Investment Funds (Refer to Note 8)	267	258
Loans and advances	135	126
Receivable from Homeward — transition services	49	46
Others	132	69
Total receivables from others	$845	$908
Payable to employees for the Employee Investment Funds (Refer to Note 8)	$926	$939
Loan loss reserves — ClearPoint (Refer to Note 11)	431	431
Draft payables	103	238
Others	38	260
Total payables to others	$1,498	$1,868

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

7.                            Financial Instruments

Refer to Note 1 within the footnotes to the consolidated financial statements contained within Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a detailed discussion of accounting policies related to the Company’s financial instruments & investments.

The Company’s financial instruments are recorded within the Statement of Financial Condition at fair value.  ASC 820 “Fair Value Measurements and Disclosures” defines fair value as the price that would be received upon the sale of an asset or paid upon the transfer of a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date and establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Valuation Methodology

Cash Equivalents — These financial assets represent cash in banks or cash invested in highly liquid investments with original maturities of less than 90 days that are not segregated for regulatory purposes or held for sale in the ordinary course of business.  These investments are valued at par, which represent fair value, and are considered Level 1 as these instruments are generally traded in active, quoted and highly liquid markets.  The Company’s cash equivalents were $3.5 million and $3.8 million at March 31, 2014 and December 31, 2013, respectively.

Financial Instruments Owned — The financial instruments owned of approximately $0.7 million and $0.7 million at March 31, 2014 and December 31, 2013, respectively, were primarily associated with legacy deferred compensation plans provided by the Company, which are scheduled to be paid out to plan participants between 2014 and 2016.  The Company has not permitted new amounts to be deferred under these plans since February 28, 2007.   The assets are all Level 1 equity securities, which are traded in active, quoted and highly liquid markets.

Investments — The Company’s investments consist of interests in privately held securities, the valuations of which are based predominantly on unobservable inputs and are therefore classified as Level 3.   The Company’s investments were $19.5 million and $18.9 million at March 31, 2014 and December 31, 2013, respectively.  Refer to Note 8 herein for additional information.

Investments — Quantitative Disclosure About Significant Unobservable Inputs

The Company’s investments are primarily associated with the Company’s limited partnership investment in FATV of approximately $18.2 million (6 privately held companies) and $17.6 million (6 privately held companies) at March 31, 2014 and December 31, 2013, respectively. Refer to Note 8 herein for additional information.

Unobservable Inputs — March 31, 2014

Valuation Technique	Unobservable Input	Range (Weighted Average)
Market comparable companies	Enterprise value/Revenue multiple	2.4x – 6.6x (4.9x)
	Discount applied to multiples	26% - 35% (27%)

Venture capital method	Enterprise value/EBITDA multiple	5.0x
	Discount applied to enterprise value	55%

Unobservable Inputs — December 31, 2013

Valuation Technique	Unobservable Input	Range (Weighted Average)
Market comparable companies	Enterprise value/Revenue multiple	2.7x – 7.0x (5.5x)
	Discount applied to multiples	30% - 35% (30%)

Venture capital method	Enterprise value/EBITDA multiple	5.0x
	Discount applied to enterprise value	55%

An increase in the enterprise value/revenue and EBITDA multiples would result in a higher fair value for these investments, whereas, an increase in the discounts applied would reduce fair value.

Financial Instrument Classification — Transfers between Levels 1, 2 and 3

The Company reviews its financial instrument classification on a quarterly basis.  As the observability and strength of valuation attributes change, reclassifications of certain financial assets or liabilities may occur between levels.  The Company’s policy is to utilize an end-of-period convention for determining transfers in or out of Levels 1, 2 and 3.  During the three months ended March 31, 2014 there were no transfers among Levels 1, 2 and 3.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the changes in the Company’s Level 3 financial instruments for the three months ended March 31, 2014:

(In thousands of dollars)	Balance at December 31, 2013	Total gains or (losses) (realized and unrealized)	Purchases	Sales	Settlements	Transfers in and/or out of Level 3	Balance at March 31, 2014	Changes in unrealized gains/(losses) on Level 3 assets still held at the reporting date
Investments	$18,889	$587	$—	$—	$—	$—	$19,476	$587

8.                            Investments

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a detailed discussion of the accounting policies related to the Company’s investments and Note 7 herein for additional information regarding valuation techniques and inputs related to the Company’s investment in FATV.

Fair value information regarding these investments has been aggregated and is presented below:

(In thousands of dollars)	March 31, 2014	December 31, 2013
Investment in FATV(1)	$18,226	$17,624
Employee Investment Funds, net of Company’s ownership interest	1,250	1,265
Other investments	—	—
Total Investments	$19,476	$18,889

(1)    Excludes the Company’s share of carried interest in FATV of approximately $3.0 million and $2.9 million at March 31, 2014 and December 31, 2013, respectively, which is unrecognized as collection is not reasonably assured.

Investment gains and losses are comprised of the following:

	Three Months Ended March 31,
(In thousands of dollars)	2014	2013
Investment in FATV	$601	$138
Employee Investment Funds	(14)	34
Total investment gains, net	$587	$172

FATV

The Company has an equity-method investment in FATV of approximately $18.2 million and $17.6 million at March 31, 2014 and December 31, 2013, respectively.  FATV’s primary purpose is to provide investment returns consistent with the risk of investing in venture capital.   FA Technology Ventures Corporation, a wholly-owned subsidiary of the Company, is the investment advisor to the general partner of FATV.  There were no material open commitments to fund this portfolio at March 31, 2014.  At March 31, 2014 and December 31, 2013, total Partnership capital for all investors in FATV equaled $79.7 million and $77.3 million, respectively.  The Partnership is now scheduled to terminate on July 19, 2014.  The Partnership is considered a variable interest entity. The Company is not the primary beneficiary, due to other investors’ level of investment in the Partnership.  Accordingly, the Company has not consolidated the Partnership in these consolidated financial statements, but has only recorded the fair value of its investment, which also represents the Company’s maximum exposure to loss in the Partnership at March 31, 2014 and December 31, 2013.  The Company’s share

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of management fee income derived from the Partnership for the three months ended March 31, 2014 and 2013 $0.1 million and $0.2 million, respectively.

Employee Investment Funds

The Employee Investment Funds (“EIF”) were limited liability companies which were established by the Company for the purpose of having select employees invest in private equity securities.  The last remaining EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary of the Company.  The Company consolidated EIF resulting in approximately $1.3 million and $1.3 million of Investments, respectively, and approximately $0.9 million and $0.9 million of payables to former employees, respectively, being recorded in the Consolidated Statements of Financial Condition at March 31, 2014 and December 31, 2013, respectively.

In addition, accrued management fees and other expense reimbursements of approximately $0.3 million and $0.3 million at March 31, 2014 and December 31, 2013, respectively, are due to the Company and should be settled when the EIF portfolio company investment is harvested.  These receivables are recorded within Receivable from others in the Consolidated Statements of Financial Condition.  Refer to Note 6 herein.

Other Investments

The Company held other investments which were investments in privately held companies that were strategically aligned with the operations of the Company conducted at the respective times of investment.  At March 31, 2014 and December 31, 2013, the Company had ascribed no fair value to such investments and for the three months ending March 31, 2014 and March 31, 2013, such investments had no impact on the Company’s Consolidated Statements of Operations.

Other investments include warrants held by the Company in a privately held newly-formed commercial mortgage origination company (“investee”).  The warrants are exercisable for an aggregate exercise price of $1, solely upon a liquidity event, as defined, and expire on November 18, 2023.  To the extent that a liquidity event (as defined) were to occur, the warrants would become exercisable into a 0.4%-2.2% ownership interest in the investee.  The actual ownership interest for which the warrants convert is dependent upon the certain performance hurdles being met by the investee.  The Company ascribed no fair value to these warrants at March 31, 2014 and December 31, 2013 as the warrants cannot be net settled and are not readily convertible to cash.

9.                            Office Equipment and Leasehold Improvements

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the accounting policy related to office equipment and leasehold improvements.

Office equipment and leasehold improvements consist of the following:

(In thousands of dollars)	March 31, 2014	December 31, 2013
Communications and data processing equipment	$279	$279
Software	62	62
Total	341	341
Less: accumulated depreciation and amortization	(239)	(226)
Total office equipment and leasehold improvements, net	$102	$115

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.                     Other Assets

Other assets consist of the following:

(In thousands of dollars)	March 31, 2014	December 31, 2013
Prepaid expenses	$2,696	$3,028
Collateral deposits — office leases	477	486
Other	383	376
Total other assets	$3,556	$3,890

11.                     Commitments and Contingencies

Litigations and Arbitrations

Arbitration — Thomas J. Hughes (former Chief Executive Officer) and John Griff (former Chief Operating Officer)

In August 2012, the Company adopted the Senior Management Compensation and Retention Plan (“Retention Plan”) and entered into related agreements with Thomas J. Hughes, our former Chief Executive Officer, and John Griff, our former Chief Operating Officer.  Under the Retention Plan, termination of employment under certain circumstances in connection with the occurrence of a Change in Control, as defined by the Retention Plan, could trigger payments to the covered executive officers.  In general, a cash payment would be required following an involuntary termination of employment by the Company (or a resignation by the covered executive officer for good reason, as defined) within six months before or two years after a Change in Control.

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

Subsequent to the Company’s termination of these former officers, Messrs. Hughes and Griff made a demand to the Company for benefits under the Retention Plan and their related agreements, and following the Company’s rejection of their demand, commenced an arbitration proceeding on September 17, 2013 before the Financial Industry Regulatory Authority (“FINRA”) seeking money damages in an approximate amount of $7.9 million, vesting of unvested equity awards and other relief, all of which they claim are due as a result of their respective terminations.  Messrs. Hughes and Griff also seek reimbursement for their legal fees, which could be significant, incurred in connection with bringing this action against the Company.  The Company has determined that no severance payments or other benefits based upon a “Change in Control” (as defined in the applicable agreements) are due to these former officers inasmuch as the Company has concluded that no “Change in Control” has occurred. We believe that these individuals’ claims that a Change in Control has occurred are without merit.  A FINRA hearing of the matter is currently expected to occur in the summer of 2014.  The Company has incurred, and may continue to incur, substantial expenses, including legal fees in connection with this matter.  In addition, there can be no assurance that the Company will not incur losses in connection with this matter that are material to the Company’s financial statements.

Pursuant to his employment agreement, in the absence of a “Change in Control,” Mr. Hughes would have been entitled to a severance payment of $750,000 (not accrued at March 31, 2014), and pursuant to his Restricted Stock Award Agreement, Mr. Griff would have been entitled to vesting of 20,833 unvested shares of restricted stock, subject in each case to the execution and delivery within a specified time period (and non-revocation) of a release of claims against the Company and continued compliance with certain restrictive covenants.  These conditions were not satisfied.

No amounts in respect of Messrs. Hughes’ and Griff’s claims have been accrued as of March 31, 2014, and we consider all unvested equity awards previously held by them to have been forfeited.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Contingent Gains

The Company has made claims against certain third parties for monetary damages.  Recoveries, if any, made as a result of these claims could be material, although there can be no assurance that the Company will prevail in its claims or that any recoveries will be made.  The Company would not recognize any such recoveries unless and until realized.  In pursuing these claims, the Company has incurred, and may continue to incur, substantial expenses, including legal fees.

General

Due to the nature of the Company’s prior business activities and ongoing operations, the Company and its subsidiaries have been exposed to risks associated with a variety of legal proceedings and claims.  These include litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory, securities trading or other transactional activities, client account activities, mortgage lending and employment matters, and stockholder claims.  Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company’s financial position.  These proceedings and claims typically involve legal costs which could be significant, incurred by the Company defending against these matters.  The Company has been in the past, and currently is, subject to a variety of claims and litigations arising from its former business activities and its ongoing operations.

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

The Company recognizes a liability in its financial statements with respect to legal proceedings or claims when incurrence of a loss is probable and the amount of loss is reasonably estimable.  However, accurately predicting the timing and outcome of legal proceedings and claims, including the amounts of any settlements, judgments or fines, is inherently difficult insofar as it depends on obtaining all of the relevant facts (which is sometimes not feasible) and applying to them often-complex legal principles.  It is reasonably possible that the Company incurs losses pertaining to these matters in the form of settlements and/or adverse judgments and incurs legal and other expenses in defending against these matters.  In either case, losses and/or expenses could be different in character or amount than anticipated by management when preparing the accompanying financial statements.  Based on currently available information, other than with respect to associated legal fees, the Company does not believe that any current litigation, proceeding, claim or other matter to which it is a party or otherwise involved will have a material adverse effect on its financial statements.  However, there can be no assurance that the Company will not incur losses in connection with these matters that are material to the Company’s financial statements.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Employment Agreements cover the period beginning on January 1, 2013 and ending on November 30, 2014 and provide for guaranteed bonus compensation in the aggregate of $3,550,000 (and other incidental benefits) to these executives, subject to continuing employment and payable in accordance with a fixed schedule, which may be accelerated in certain circumstances.  During the three months ended March 31, 2014, the Company recognized compensation expense of approximately $0.5 million in connection with these Employment Agreements.  A liability of approximately $1.4 million and $0.9 million at March 31, 2014 and December 31, 2013, respectively (which has been reduced by approximately $1.0 million of payments to date), is included within Accrued compensation within the Consolidated Statements of Financial Condition.

Other Compensation Matters

As a result of the Company’s restructuring in the second quarter of 2013, the Company entered into agreements with the majority of its remaining employees (excluding the Company’s General Counsel and its Controller, discussed above) designed to retain these employees through specified dates.  The agreements provide payment of guaranteed bonus compensation contingent upon continued service through such specified dates.  These bonus obligations totaled approximately $0.9 million in the aggregate (of which approximately $0.8 million has been paid).  The Company’s liability accrued at March 31, 2014 and December 31, 2013 is less than $0.1 million as substantially all compensation recognized to date has been paid.

During the three months ended March 31, 2014, the Company recognized compensation expense of $0.1 million related to these agreements.

Guarantees and Other Indemnifications Relating to Certain Contractual Obligations of ClearPoint

On February 14, 2013, the Company and certain of its affiliates, including ClearPoint, entered into an Asset Purchase Agreement (“Purchase Agreement”) in connection with the Homeward Transaction.  The Purchase Agreement, among other things, provides for customary indemnification provisions.  Pursuant to these provisions, ClearPoint established an escrow account of $5.0 million and is required to maintain such account until February 22, 2016 (the third anniversary of the closing date).  The Parent has also provided for a guaranty of ClearPoint’s indemnification obligations to Homeward, up to a maximum of $7.5 million, of which $5.0 million is payable by the Parent under the guaranty only in limited circumstances in which, during the three-year period following the closing date, the sums held in the escrow account are not available to satisfy indemnification claims.  Any amounts paid under the guaranty will be released to the Company from the escrow account on a dollar-for-dollar basis (assuming funds are available).  Indemnity claims of Homeward, if any, will be paid first from the escrow account, and then, to the extent necessary, drawn upon the guaranty.

Outstanding claims which are expected to be paid from the escrow account in satisfaction of certain claims made by Homeward include (i) losses incurred during the year ended December 31, 2013, in connection with two loan repurchase requests (currently estimated to be less than $0.1 million and not yet paid) and (ii) reimbursements of premiums received in connection with certain loans that refinanced within 180 days following the date of purchase by Homeward during the year ended December 31, 2013 (approximately $0.1 million and not yet paid).  No additional obligations were incurred by ClearPoint during the three months ended March 31, 2014.

ClearPoint Loan Repurchases

In addition to the indemnification provisions related to the Homeward Transaction, in the ordinary course of business, ClearPoint also indemnified its other counterparties, against potential losses incurred by such parties including under its warehouse line agreements and loan sale agreements related to originated mortgage loans since inception (June 2008).  Subsequent to the Homeward Transaction, ClearPoint paid approximately $0.1 million during the year ended December 31, 2013 in satisfaction of its indemnification obligations under loan sale

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

agreements related to losses incurred in connection with two repurchase requests from counterparties other than Homeward.  No such obligations were incurred by ClearPoint during the three months ended March 31, 2014.

ClearPoint maintains a reserve for the previously discussed loan repurchase and indemnification claims.  At March 31, 2014 and December 31, 2013 this reserve was approximately $0.4 million and $0.4 million, respectively, and is included within Payable to others in the Consolidated Statements of Financial Condition.

Leases

The Company currently operates from three office locations within approximately 6,000 square feet of space.  In addition, the Company has remaining lease commitments for office space no longer in use, which was abandoned in connection with the Company’s previously disclosed restructurings.  Future minimum annual lease payments for the Company’s remaining lease commitments, and sublease rental income as of March 31, 2014, are disclosed within the table below.  These leases expire at various times through 2015.

(In thousands of dollars)	Future Minimum Lease Payments	Sublease Rental Income	Net Lease Payments
2014 (remaining)	$1,026	$730	$296
2015	712	530	182
Total	$1,738	$1,260	$478

One of the Company’s three office locations is space currently being sublet from Capstone.  This arrangement commenced on November 15, 2013 and currently provides for monthly base rental payments of approximately $7,600, based upon the Company’s current space needs.  This arrangement provides the Company with flexibility and at a cost that is below other market comparable alternatives.  This sublease was evaluated by the Company’s Audit Committee and approved on October 10, 2013, since this is a related-party transaction.  The sublease continues on a month-to-month basis and provides the Company with the ability to reduce its occupied space upon not less than 30 days notice to Capstone (and as a result, is not included within the table above).  Any such reduction would reduce the monthly base rental payments based upon pre-determined rates.

The Company recognizes rent expense over the entire lease term on a straight-line basis.  To the extent the Company is provided tenant improvement allowances funded by the lessor, they are amortized over the initial lease period and serve to reduce rent expense.  Rental expense from continuing operations, net of sublease rental income, for the three months ended March 31, 2014 and March 31, 2013 was approximately $65,000 and $141,000, respectively.

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

12.                     Income Taxes

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the accounting policy related to income taxes and further information regarding the Company’s net operating losses (“NOLs”).  During interim periods, the Company calculates and reports an estimated annual effective income tax rate pursuant to ASC 740-270, “Income Taxes — Interim Reporting.”

The Company provided for a full valuation allowance against NOLs generated during the three months ended March 31, 2014 and 2013, resulting in no income tax benefit.  In the event that the Company experiences an ownership change under Internal Revenue Code Section 382, the Company’s NOLs would be fully impaired (reduced nearly to zero).  Income tax expense from continuing operations of approximately $14,000 and $39,000 for the three months ended March 31, 2014 and March 31, 2013, respectively, is primarily due to interest expense on uncertain tax positions.

13.                     Stock-Based Compensation Plans

Refer to Note 1 within the footnotes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for a discussion of the accounting policy related to stock-based compensation.

The Company recognized stock-based compensation expense related to its various employee and non-employee director stock-based incentive plans, as follows:

	Three Months Ended March 31,
(In thousands of dollars)	2014	2013
Continuing operations	$69	$795
Discontinued operations	—	312
Total	$69	$1,107

14.                     Net Capital Requirements

Gleacher Securities is currently subject to the net capital requirements of Rule 15c3-1 promulgated under the Exchange Act (the “Net Capital Rule”), which requires the maintenance of a minimum net capital.  Gleacher Securities has elected to use the alternative method permitted by the Net Capital Rule, which requires it to maintain a minimum net capital amount equal to the greater of 2% of aggregate debit balances arising from customer transactions (as defined) or $0.25 million, subject to certain adjustments related to market making activities in certain securities.  As of March 31, 2014, Gleacher Securities had net capital, as defined by the Net Capital Rule, of $30.0 million, which was $29.7 million in excess of the approximately $0.3 million required minimum net capital.

Gleacher Partners, LLC is also currently subject to the Net Capital Rule and has also elected to use the alternative method permitted by the rule.  As of March 31, 2014, Gleacher Partners, LLC had net capital, as defined by the Net Capital Rule, of $0.9 million, which was $0.6 million in excess of the approximately $0.3 million required minimum net capital.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Both Gleacher Securities and Gleacher Partners, LLC have submitted Form BDWs on April 1, 2014 in order to withdraw their registrations as broker-dealers from the SEC, self-regulatory organizations, and the states. Withdrawal from broker-dealer registration becomes effective 60 days after the filing of Form BDW, unless a firm consents to a longer period or the SEC institutes a proceeding, delays or shortens the date of effectiveness or otherwise imposes terms or conditions upon such withdrawal.

15.                     Restructurings

Investment Banking and Fixed Income Businesses (2nd Quarter of 2013)

The Company discontinued operations in its Investment Banking division on May 30, 2013 and Fixed Income businesses on April 5, 2013.  Exiting these businesses impacted approximately 150 employees.  Refer to Note 16 herein for additional information.

ClearPoint — Homeward Transaction (1st Quarter of 2013)

On February 14, 2013, the Company entered into an agreement to sell substantially all of ClearPoint’s assets to Homeward.  This transaction closed on February 22, 2013, and all remaining business activities of ClearPoint have been substantially wound down.  Refer to Note 16 herein for additional information.

There were no restructuring charges incurred during the three months ended March 31, 2014.  The following table summarizes the restructuring charges incurred by the Company for the three months ended March 31, 2013 (all of which relate to ClearPoint), which have been recorded as a component of discontinued operations:

Three Months Ended
(In thousands of dollars)	March 31, 2013
Cash Charges:
ClearPoint
Severance and other compensation	$1,263
Third party vendor contracts and other costs	161
Total — Cash Charges:	$1,424
Non-Cash Charges:
ClearPoint
Intangible asset impairment	$587
Deferred compensation and other charges	448
Total — Non-Cash Charges:	$1,035
Restructuring expenses — Total:	$2,459

The following table summarizes the changes in the Company’s liability related to the restructurings for the three months ended March 31, 2014:

(In thousands of dollars)
Balance — December 31, 2013	$2,491
Restructuring expense	—
Less: Non-cash charges	—
Payments for third party vendor contracts	(332)
Payments for lease commitments, net of sublease income	(136)
Restructuring reserve — March 31, 2014	$2,023

The Company’s remaining obligation associated with these exits at March 31, 2014 was approximately $2.0 million and was primarily related to costs associated with the termination of third party vendor contracts, and to a lesser extent, lease commitments.  The Company expects the majority of its remaining liability to be settled within the next three months.  No other material charges are expected to be incurred.

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16.                     Discontinued Operations

As previously disclosed, the Company discontinued operations in its Investment Banking and Fixed Income businesses during the second quarter of 2013.  In addition, during the first quarter of 2013, substantially all of ClearPoint’s assets were sold to Homeward (resulting in a loss of approximately $1.1 million).  As a result of these exits, the results of these businesses have been classified as discontinued operations.

Amounts reflected in the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 related to these discontinued operations are presented in the following table.

	Three Months Ended March 31,
(In thousands of dollars)	2014	2013
Net revenue
Investment Banking	$—	$15,033
MBS & Rates	—	(723)
Credit Products	—	11,825
ClearPoint	—	4,408
Equities division	—	76
Other items reclassified from continuing operations (Note 1)	—	632
Total net revenue	—	31,251
Total expenses (excluding restructuring expense)
Investment Banking	147	11,688
MBS & Rates	118	7,533
Credit Products	142	12,242
ClearPoint	56	6,153
Equities division	6	42
Other items reclassified from continuing operations (Note 1)	—	2,821
Total expenses (excluding restructuring expense)	469	40,479
(Loss)/income from discontinued operations before income taxes (excluding restructuring expense)
Investment Banking	(147)	3,345
MBS & Rates	(118)	(8,256)
Credit Products	(142)	(417)
ClearPoint	(56)	(1,745)
Equities division	(6)	34
Other items reclassified from continuing operations	—	(2,189)
Subtotal	(469)	(9,228)
Restructuring expense (Note 15)	—	(2,459)
Loss from discontinued operations before income taxes	(469)	(11,687)
Income tax expense	48	46
Loss from discontinued operations, net of taxes	$(517)	$(11,733)

17.                     Related Party Transactions

Capstone — May 2013

On May 31, 2013, the Board of Directors appointed Christopher J. Kearns of Capstone as the Company’s Chief Restructuring Officer and Chief Executive Officer, and the Company entered into an agreement with Capstone (and Mr. Kearns) for various services.  During the three months ended March 31, 2014, the Company incurred approximately $0.6 million in connection with this agreement.

Gleacher Acquisition — June 2009

During the third quarter of 2009, the Company received a Notice of Proposed Tax Adjustments from the New York City Department of Finance for underpayment by Gleacher Partners, LLC of Unincorporated Business Tax.  The Company has an off-setting claim against former pre-acquisition Gleacher stockholders for any pre-acquisition tax liabilities, which is partially collateralized by cash of approximately $0.2 million (included within payable to

GLEACHER & COMPANY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

related parties), as well as shares of its common stock held in an escrow account that was established at the closing of the Company’s acquisition of Gleacher Partners, Inc. to satisfy any indemnification obligations.  The Company does not believe, in any event, that the open tax years or other pre-acquisition tax matters will have a material adverse effect on its financial position or results of operations.  The Company’s receivable for this indemnification claim at March 31, 2014 and December 31, 2013 was $0.9 million and $0.9 million, respectively.

In connection with the acquisition of Gleacher Partners, Inc., the Company agreed to pay $10 million to the selling parties over five years after closing the transaction, subject to acceleration under certain circumstances.  The Company’s remaining obligation of approximately $0.2 million at March 31, 2014 and December 31, 2013 is recorded as a liability within the Company’s Consolidated Statements of Financial Condition.

Details on the amounts receivable from or payable to related parties are below:

(In thousands of dollars)	March 31, 2014	December 31, 2013
Receivables from related parties
Former stockholders of Gleacher Partners, Inc.	$872	$856
Payables to related parties
Former stockholders of Gleacher Partners, Inc.	$399	$399
Capstone	75	76
Payables to related parties - total	$474	$475

18.                     Subsequent Events

The Company evaluated subsequent events through the date of issuance of the accompanying consolidated financial statements.  There were no events requiring disclosure.

GLEACHER & COMPANY, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Unaudited)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties.  These statements are not historical facts but instead represent the Company’s belief or plans regarding future events, many of which, by their nature, are inherently uncertain and outside of the Company’s control.  Such forward-looking statements, including, without limitation, statements regarding the dissolution and liquidation of the Company, the availability, amount or timing of liquidating distributions to stockholders, the adequacy of reserves established to satisfy the Company’s obligations, the belief that a substantial amount of the contingency reserves will ultimately be distributed to the stockholders and the possibility that an alternative, value-creating transaction may be proposed, involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by such forward-looking statements. These risks include the risk that we may incur additional liabilities, that we may have liabilities of which we are not currently aware, that the cost of settlement of our liabilities and contingent obligations could be higher than we expect, that monetization of non-cash assets, including claims we have made or may in the future make against third parties, if any, may take longer and be for amounts that are less than we expect, all of which would impact our ability to make any liquidating distributions to our stockholders.  Although we believe that the expectations reflected in any forward-looking statements are reasonable, we cannot guarantee future events or results. Except as may be required under federal law, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur.

As used herein, the terms “Company,” “Gleacher,” “we,” “us,” or “our” refer to Gleacher & Company, Inc, and its subsidiaries.

Any forward-looking statement should be read and interpreted together with the information included under Part II, Item IA “Risk Factors” herein and with the Company’s filed document and other statements, including the following:

•             the description of its business contained under Item 1 “Business,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013,

•             the risk factors contained under Part I, Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013,

•             the discussion of its legal proceedings contained in this report under Part II, Item 1 “Legal Proceedings,”

•             the discussion and analysis of its financial condition and results of operations contained in this report under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”

•             the discussion of market and other risks impacting its business contained in this report under Part I, Item 3 “Quantitative and Qualitative Disclosures about Market Risk,”

•             the notes to the consolidated financial statements contained in this report contained in Part I, Item 1 “Financial Statements,” and

•             cautionary statements the Company makes in its public documents, reports and announcements.

Overview

Gleacher & Company, Inc. (the “Parent” and together with its subsidiaries, “Gleacher” or the “Company”) is incorporated under the laws of the State of Delaware.  The Company’s common stock is currently traded on The NASDAQ Global Market (“NASDAQ”) under the symbol “GLCH.”

On March 13, 2014, the Company announced that its Board of Directors had determined that it is in the best interests of the Company’s stockholders for the Company to dissolve, liquidate and distribute to stockholders its available assets.  The Company’s Plan of Dissolution was subsequently approved by Board of Directors on April 4, 2014.  The Plan of Dissolution is subject to stockholder approval.  At the Company’s 2014 Annual Meeting of Stockholders (the “2014 Annual Meeting), currently scheduled for May 29, 2014, stockholders of record as of April 21, 2014 will be asked to approve the voluntary dissolution and liquidation of the Company pursuant to the Plan of Dissolution.

Planned Dissolution and Liquidation

The Company has been engaged in a lengthy and intensive evaluation of potential strategic alternatives in order to preserve and maximize stockholder value.  The Board of Directors and the Company, together with its external advisors, devoted substantial time and effort to identifying and pursuing strategic opportunities to further enhance stockholder value and reduce risk.  However, at a meeting of the Board of Directors on March 12, 2014, the Board of Directors concluded that no strategic alternative that had been identified to date would yield any opportunities viewed by the Board of Directors as reasonably likely to provide greater realizable value, or a greater reduction in risk, to stockholders than the complete dissolution and liquidation of the Company.

At this meeting, the Board of Directors determined that it is advisable and in the best interests of the Company and our stockholders for the Company to dissolve, liquidate and distribute to stockholders its available assets.  At a meeting on April 4, 2014, the Board of Directors confirmed its determination that it is advisable and in the best interests of the Company and its stockholders for the Company to dissolve, approved and declared advisable the dissolution and liquidation of the Company, approved and adopted the Plan of Dissolution and recommended approval of the Plan of Dissolution to its stockholders.  At the Company’s 2014 Annual Meeting, the Company’s stockholders will be asked to approve the voluntary dissolution and liquidation of the Company pursuant to the Plan of Dissolution.  The Company’s proxy materials filed with Securities and Exchange Commission provides further information regarding the matters discussed above.

If the dissolution and liquidation of the Company pursuant to the Plan of Dissolution is approved, the Company plans to file a Certificate of Dissolution with the Delaware Secretary of State no sooner than seven days, and likely no later than 45 days, thereafter, cease all of the Company’s business activities except those related to winding up and liquidating the Company’s business and to preserve the value of its assets, complete the liquidation of its remaining assets, satisfy or make provision for its remaining claims and obligations in accordance with Delaware law, and make distributions to its stockholders of available liquidation proceeds, if any.  This is expected to be a multi-year process.

In addition, if the Company’s stockholders approve the dissolution and liquidation of the Company pursuant to the Plan of Dissolution, the Company will also initiate a process to delist its common stock from the NASDAQ Global Market.  However, the Company has limited control over its continued listing status, and NASDAQ may decide to delist the Company at any time.  A delisting would limit trading activity and liquidity in the Company’s common stock, among other matters.

The planned dissolution and liquidation of the Company pursuant to the Plan of Dissolution may be abandoned by the Board of Directors for any reason, including if a more attractive transaction became available to the Company, prior to the filing of the Certificate of Dissolution.

Liquidating Distributions — Amount and Timing

The Company’s current intention is to make an initial liquidating distribution to its stockholders of record as soon as practicable following the effective date of the filing of the Certificate of Dissolution with the Delaware

Secretary of State.  The Company currently estimates that the initial liquidating distribution to its stockholders will be approximately $20 million ($3.23 per share, based on 6,183,489 shares outstanding as of March 31, 2014). However, the Board intends to continue to monitor the Company’s assets, liabilities and expenses and will not make a final decision regarding the size of the initial liquidating distribution until after the filing of the Certificate of Dissolution.  For more detail on the various factors that could affect the ultimate size of the initial liquidating distribution, refer to Part II, Item IA, “Risk Factors.”

The Board of Directors currently believes that the Company will be able to make additional liquidating distributions of between $40 million and $70 million ($6.47 and $11.32 per share), for a total aggregate distribution to stockholders ranging between $60 million and $90 million ($9.70 and $14.55 per share).  Anticipated additional liquidating distributions would be funded in part by the monetization of non-cash assets.  In addition, the Board of Directors believes that the reserves required by applicable law exceed the ultimate amounts the Company and its subsidiaries will likely be required to pay creditors and other claimants, and that therefore there is a reasonable possibility that a portion of the reserves ultimately will be distributed to stockholders.  The Board intends to evaluate the Company’s reserves and available cash on a quarterly or, as appropriate, other periodic basis.  Additional liquidating distributions, if any, will be made to the extent the required contingency reserves are released (assuming no new reserves are required to be established) and upon the Company’s non-cash assets being monetized, which would likely span a multi-year period.

The Company currently estimates that it and its subsidiaries will in the aggregate reserve approximately $42.5 million, which will be used to pay all operating expenses incurred from April 1, 2014 to date and estimated operating expenses to be incurred throughout the dissolution and wind up process, which also includes reasonable provision for expenses of liquidation, claims in pending litigation to which the Company is a party and contingent and unknown liabilities as required by Delaware law.  The actual amount of any initial liquidating distribution could be less than or more than the amount estimated above.

The estimates set forth above are based on currently known facts and various assumptions.  Any one or more of these assumptions may prove to be wrong, which could reduce the amount available to distribute to the Company’s stockholders.

The following table sets forth in summary the calculations giving rise to the Company’s estimate of the initial liquidating distribution.  If the Company’s assumptions or estimates contained therein prove to be incorrect, the Company’s stockholders may ultimately receive substantially more or less than the amounts estimated here.

Estimated Initial Liquidating Distribution to Stockholders

(in thousands, except for per share amounts)

Estimate
Cash and cash equivalents (including cash segregated) at March 31, 2014(1)	$62,466
Expenses and Cash Reserves (Estimated)
Cash operating expenses (excluding compensation), after March 31, 2014(2)	(9,296)
Compensation(3)	(3,664)
Reserves for claims and contingencies(4)	(29,506)
Total	$(42,466)
Estimated cash to distribute to stockholders	$20,000
Assumed shares outstanding(5)	6,183
Estimated initial liquidating distribution per share	$3.23

(1)    Prior to collection of certain outstanding receivables which will be used to satisfy payment of accrued expenses and certain other liabilities reflected on the Consolidated Statement of Financial Condition at March 31, 2014.

(2)    Estimated cash operating expenses (excluding compensation and non-cash expenses) following March 31, 2014 for professional fees, public company related costs, facilities, insurance and other expenses to conduct our wind-up operations but exclusive of all other line items specifically allocated in the table above.  The amount above includes approximately $0.5 million for payment of lease commitments which is accrued at March 31, 2014.

(3)    Estimated compensation costs including $2.6 million of payments to our Named Executive Officers (of which $1.4 million is accrued at March 31, 2014) pursuant to their retention agreements and other remaining employees involved in the dissolution and wind-up process.

(4)    DGCL 281(b) requires the Company to pay or make reasonable provision for the payment of all claims and obligations (including all contingent, conditional or unmatured contractual claims), claims that are subject to pending actions, suits or proceedings against the company and claims that have not arisen or been made known to the Company but are likely to arise or become known within 10 years of dissolution. The Company and its subsidiaries have set aside reserves associated with (i) ClearPoint, (ii) claims made by Thomas J. Hughes (our former Chief Executive Officer) and John Griff (our former Chief Operating Officer), (iii) potential tax exposures and (iv) general reserves for other potential claims.

(5)    Based on shares of common stock outstanding at March 31, 2014.  At March 31, 2014, there were no outstanding options to purchase shares of our common stock at a price less than $17.40 per share, and a substantial majority of outstanding options have exercise prices at or above a price of $29.20 per share.

The amount of cash ultimately distributed to the Company’s stockholders in the initial liquidating distribution depends on the accuracy of the assumptions and estimates set forth above and other factors.  The Company attempted to make reasonable estimates and assumptions.  However, if any of such estimates or assumptions are inaccurate, the amount the Company initially distributes to its stockholders may be substantially less than the amount currently estimated. See Part II, Item IA “Risk Factors.”

Based on the foregoing, the Company currently estimates that the aggregate amount ultimately distributed to its stockholders will be in the range of approximately $60 million and $90 million ($9.70 and $14.55 per share), inclusive of the initial liquidating distribution.  The foregoing estimates are not guarantees and they do not reflect the total range of possible outcomes. Stockholders may receive substantially less than the amount of liquidating distributions currently estimated.  The Company is unable to predict the precise amount or timing of any initial or subsequent liquidating distribution.  The timing and amount of any subsequent liquidating distributions will depend upon the actual expenses incurred, the timing of the resolution of matters for which we have established the reserves, the amount to be paid in satisfaction of contingencies, the Company’s ability to convert its remaining non-cash assets to cash and the ultimate amount of proceeds realized upon the monetization of its remaining non-cash assets, including claims the Company has made or may in the future make against third parties and its investment in FATV.  Although the Company’s Board of Directors has not established a firm timetable for the liquidating distributions, subject to contingencies inherent in winding up our business, the Board of Directors intends to make such distributions as promptly as practicable, subject to the requirements of Delaware law.  See Part II, Item IA “Risk Factors.”

Discontinuation of Operations and Appointment of Capstone Advisory Group, LLC

The Company has no meaningful revenue-producing operations.  During the second quarter of 2013, the Company discontinued operations in its MBS & Rates (including RangeMark Financial Services (“RangeMark”)) and Credit Products divisions (together, “Fixed Income” or the “Fixed Income businesses”) as well as, later in the quarter, its Investment Banking division.  Exiting these businesses impacted approximately 150 employees.  The Company’s residential mortgage lending operations, conducted through its subsidiary ClearPoint Funding, Inc. (“ClearPoint”) was discontinued, and the business sold to Homeward Residential, Inc. (“Homeward”) in February 2013 (the “Homeward Transaction”).  As of May 9, 2014, the Company had 10 employees.

On May 31, 2013, the Company entered into an engagement agreement with Capstone Advisory Group, LLC (“Capstone”) and Mr. Christopher J. Kearns, an Executive Director of Capstone and member of the firm. In connection with this agreement, the Board of Directors appointed Mr. Kearns as the Company’s Chief Restructuring Officer and Chief Executive Officer.  Under the terms of this agreement, Capstone was and continues to be engaged in providing a number of services to the Company related to overseeing the operations of the Company, has assisted with an exploration of strategic alternatives and is assisting with the execution of our selected course of action.

Going Concern and Basis of Presentation

As noted above, the Company’s Board of Directors approved a dissolution and liquidation of the Company, pursuant to its Plan of Dissolution, which is subject to stockholder approval.  If this proposal is approved by the Company’s stockholders, the Company intends to distribute to its stockholders all available cash other than as may be required to pay or make reasonable provision for known and potential claims and obligations of the Company.  The dissolution proposal also contemplates a further, orderly wind-up of the Company’s business and operations and the filing of a Certificate of Dissolution, among other matters.  All of these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These financial statements have been prepared on a going concern basis, as required by accounting principles generally accepted in the United States of America (“GAAP”).  A liquidation basis of accounting is only appropriate to the extent liquidation is imminent.  In order to meet this criteria, among other factors, the plan for dissolving the Company, which would be followed by liquidation must be approved by the person or persons with the authority to make such a plan effective, which in this instance, is the Company’s stockholders.  If the plan of dissolution is approved by Company stockholders at the Company’s 2014 Annual Stockholders Meeting, currently scheduled for May 29, 2014, the Company would then prospectively prepare its financial statements on a liquidation basis of accounting.   The Company’s accompanying financial statements have been prepared on a going concern basis as liquidation currently is not imminent.

FINANCIAL OVERVIEW

The Company prepares its consolidated financial statements using accounting principles generally accepted in the United States of America (“GAAP”).  These consolidated financial statements are contained within Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

	Three Months Ended
	March 31,
(In thousands of dollars)	2014	2013
Revenues:
Investment gains, net	$587	$172
Fees and other	205	169
Total revenues	792	341
Expenses:
Compensation and benefits	1,444	2,523
Professional fees	2,745	2,510
Communications and data processing	164	406
Occupancy, depreciation and amortization	158	307
Other	551	794
Total expenses	5,062	6,540
Loss from continuing operations before income taxes and discontinued operations	(4,270)	(6,199)
Income tax expense	14	39
Loss from continuing operations	(4,284)	(6,238)
Loss from discontinued operations, net of taxes (Refer to Note 16 contained in Part I, Item 1 of this Quarterly report on Form 10-Q)	(517)	(11,733)
Net loss	$(4,801)	$(17,971)

Three Months Ended March 31, 2014 and 2013

Revenue

For the three months ended March 31, 2014, net revenue from continuing operations of $0.8 million increased $0.5 million, or 132.2%, compared to $0.3 million compared to the three months ended March 31, 2013.  The increase in net revenues was primarily due to changes in the fair value of the Company’s investments.

Expenses

Expenses for the three months ended March 31, 2014 of $5.1 million decreased $1.4 million, or 22.6%, compared to $6.5 million for the three months ended March 31, 2013.

Compensation and benefits expense from continuing operations of approximately $1.4 million for the three months ended March 31, 2014 declined $1.1 million, or 42.8%, compared to $2.5 million for the three months ended March 31, 2013.   The decline is primarily attributable to lower average headcount, resulting from headcount reductions in administrative functions due to the Company’s restructuring that occurred in the second quarter of 2013.  The prior-year period also includes compensation of our former Chief Executive Officer and former Chief Operating Officer, both of whom were terminated in the second quarter of 2013.  Compensation and benefits expense from continuing operations for the three months ended March 31, 2014 includes compensation for 13 employees including approximately $0.5 million incurred in connection with key employee retention agreements executed in the third quarter of 2013 between the Company and its General Counsel and Secretary and its Controller.  Refer to Note 11 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Compensation and benefits expense for the three months ended March 31, 2014 also includes approximately $0.1 million of fees paid to Capstone associated with services provided by Mr. Christopher J. Kearns in connection with his role as the Company’s Chief Restructuring Officer and Chief Executive Officer.

Professional fees of $2.7 million for the three months ended March 31, 2014 increased by $0.2 million compared to the three months ended March 31, 2013.  Included within professional fees for the three months ended March 31, 2014 were approximately $0.5 million of advisory fees paid to Capstone, which excludes the previously mentioned fees classified within compensation and benefits.  In addition, in the 2014 period, the Company incurred legal fees in connection with the Company’s planned dissolution and liquidation, matters associated with claims made against certain third parties for monetary damages, as well as the terminations of its former Chief Executive Officer and Chief Operating Officer (further described within Note 11 contained in Part I, Item I of this Quarterly Report on Form 10-Q).  Offsetting these increases were fees incurred in the prior-year period in connection with the Company’s strategic review process prior to the Company’s restructuring in the second quarter of 2013 of approximately $0.7 million as well as professional fees incurred leading up to the Company’s restructuring in the second quarter of 2013.

Communications and data processing expense of $0.2 million for the three months ended March 31, 2014 decreased by 59.6%, or $0.2 million, primarily due to ongoing cost reductions in connection with the Company’s restructuring.

Occupancy and depreciation expense of $0.2 million for the three months ended March 31, 2014 decreased by 48.5%, or $0.1 million, primarily due to lower occupancy costs resulting from the Company’s move from its prior headquarters and into Capstone’s office space.

Other expenses of $0.6 million for the three months ended March 31, 2014 decreased $0.2 million, or 30.6%, primarily due to lower amortization of prepaid insurance and lower business development expenses.

Income Taxes

Three Months Ended March 31, 2014 and 2013

The Company provided for a full valuation allowance against the net operating losses (“NOLs”) generated during the three months ended March 31, 2014 and 2013, resulting in no income tax benefit.  In the event that the Company experiences an ownership change under Internal Revenue Code Section 392, the Company’s NOLs would be fully impaired (reduced nearly to zero).  Income tax expense from continuing operations of approximately $14,000 and $39,000 for the three months ended March 31, 2014 and March 31, 2013, respectively, is primarily due to interest expense on uncertain tax positions.

Net Loss

The Company reported a net loss from continuing operations of $4.3 million and $6.2 million for the three months ended March 31, 2014 and 2013, respectively.  Net loss per share from continuing operations was $0.69 and $1.04 for the three months ended March 31, 2014 and 2013, respectively.  Loss from discontinued operations, net of taxes for the three months ended March 31, 2014 and 2013 was $0.5 million (or a loss of $0.09 per share) and $11.7 million (or a loss of $1.97 per share), respectively.

Discontinued Operations

During the second quarter of 2013, the Company discontinued operations in its Investment Banking and Fixed Income businesses.  In addition, during the first quarter of 2013, substantially all of ClearPoint’s assets were sold to Homeward (resulting in a loss of approximately $1.1 million).  As a result of these exits, the results of these businesses have been classified as discontinued operations.

Amounts reflected in the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 related to these discontinued operations are presented in the following table.

	Three Months Ended March 31,
(In thousands of dollars)	2014	2013
Net revenue
Investment Banking	$—	$15,033
MBS & Rates	—	(723)
Credit Products	—	11,825
ClearPoint	—	4,408
Equities division	—	76
Other items reclassified from continuing operations	—	632	(1)
Total net revenue	—	31,251
Total expenses (excluding restructuring expense)
Investment Banking	147	11,688
MBS & Rates	118	7,533
Credit Products	142	12,242
ClearPoint	56	6,153
Equities division	6	42
Other items reclassified from continuing operations	—	2,821	(1)
Total expenses (excluding restructuring expense)	469	40,479
(Loss)/income from discontinued operations before income taxes (excluding restructuring expense)
Investment Banking	(147)	3,345
MBS & Rates	(118)	(8,256)
Credit Products	(142)	(417)
ClearPoint	(56)	(1,745)
Equities division	(6)	34
Other items reclassified from continuing operations	—	(2,189)
Subtotal	(469)	(9,228)
Restructuring expense	—	(2,459	)(2)
Loss from discontinued operations before income taxes	(469)	(11,687)
Income tax expense	48	46
Loss from discontinued operations, net of taxes	$(517)	$(11,733)

(1) Refer to Note 1 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q

(2) Refer to Note 15 contained in Part I, Item 1 of this Quarterly Report on Form 10-Q

The pre-tax results from discontinued operations for the three months ended March 31, 2014 was a loss of approximately $0.5 million.  These results include costs, which have been allocated across the former business lines, associated with the termination of our broker-dealers registrations, short-term Company self-insured medical benefits provided to former employees associated with the discontinued businesses and other miscellaneous professional fees associated with these businesses.

Financial Condition

The Company’s total assets at March 31, 2014 and December 31, 2013 were approximately $91.0 million and $96.0 million, respectively and were substantially comprised of cash and cash equivalents and investments.

Investments

(In thousands of dollars)	March 31, 2014	December 31, 2013
Investment in FATV(1)	$18,226	$17,624
Employee Investment Funds, net of Company’s ownership interest	1,250	1,265
Other investments	—	—
Total Investments	$19,476	$18,889

(1)    Excludes the Company’s share of carried interest in FATV of approximately $3.0 million and $2.9 million at March 31, 2014 and December 31, 2013, respectively, which is unrecognized as collection is not reasonably assured.

FATV Investment (Including Quantitative Disclosure About Significant Level 3 Unobservable Inputs)

The Company’s investment in FATV represents its most significant single non-cash asset.  The FATV fund in which the Company has an investment is itself invested in six portfolio private companies.  The Company expects that some or all of these portfolio companies will experience a “liquidity event” (i.e., there will be a disposition generating cash distributions to FATV’s investors, including the Company).  However, the timing of any such liquidity events is uncertain and outside the Company’s control, and the value realized for any of the investment assets is similarly uncertain.  Based on information available to the Company, one of FATV’s portfolio companies, representing a material portion of FATV’s aggregate carrying value of its investment at March 31, 2014, is actively engaged in a sale process.  If consummated, this process could culminate in a liquidity event and a cash distribution to FATV’s investors, including the Company.  However, this sale process is at an early stage, and the Company does not know (and can therefore make no assurance regarding) the likelihood, timing or valuation terms of a sale.  To the Company’s knowledge, none of the other FATV portfolio companies are currently actively engaged in a process intended to culminate in a near term liquidity event.

Refer to Note 8 within the footnotes to the consolidated financial statements contained within Item 1 of this Quarterly Report on Form 10-Q for additional information.

Unobservable Inputs — March 31, 2014

Valuation Technique	Unobservable Input	Range (Weighted Average)
Market comparable companies	Enterprise value/Revenue multiple	2.4x – 6.6x (4.9x)
	Discount applied to multiples	26% - 35% (27%)

Venture capital method	Enterprise value/EBITDA multiple	5.0x
	Discount applied to enterprise value	55%

Unobservable Inputs — December 31, 2013

Valuation Technique	Unobservable Input	Range (Weighted Average)
Market comparable companies	Enterprise value/Revenue multiple	2.7x – 7.0x (5.5x)
	Discount applied to multiples	30% - 35% (30%)

Venture capital method	Enterprise value/EBITDA multiple	5.0x
	Discount applied to enterprise value	55%

An increase in the enterprise value/revenue and EBITDA multiples would result in a higher fair value for these investments, whereas, an increase in the discounts applied would reduce fair value.

Employee Investment Funds

The Employee Investment Funds (“EIF”) were limited liability companies which were established by the Company for the purpose of having select employees invest in private equity securities.  The last remaining EIF is managed by Broadpoint Management Corp., a wholly-owned subsidiary of the Company.  The Company consolidated EIF resulting in approximately $1.3 million and $1.3 million of Investments, respectively, and approximately $0.9 million and $0.9 million of payables to former employees, respectively, being recorded in the Consolidated Statements of Financial Condition at March 31, 2014 and December 31, 2013, respectively.

In addition, accrued management fees and other expense reimbursements of approximately $0.3 million and $0.3 million at March 31, 2014 and December 31, 2013, respectively, are due to the Company and should be settled when the EIF portfolio company investment is harvested.  These receivables are recorded within Receivable from others in the Consolidated Statements of Financial Condition.

Other Investments

The Company held other investments which were investments in privately held companies that were strategically aligned with the operations of the Company conducted at the respective times of investment.  At March 31, 2014 and December 31, 2013, the Company had ascribed no fair value to such investments and for the three months ending March 31, 2014 and March 31, 2013, such investments had no impact on the Company’s Consolidated Statements of Operations.

Other investments include warrants held by the Company in a privately held newly-formed commercial mortgage origination company (“investee”).  The warrants are exercisable for an aggregate exercise price of $1, solely upon a liquidity event, as defined, and expire on November 18, 2023.  To the extent that a liquidity event (as defined) was to occur, the warrants would become exercisable into a 0.4%-2.2% ownership interest in the investee.  The actual ownership interest for which the warrants convert is dependent upon the certain performance hurdles being met by the investee.  The Company ascribed no fair value to these warrants at March 31, 2014 and December 31, 2013 as the warrants cannot be net settled and are not readily convertible to cash.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of the Company’s liquidity and capital resources highlights conditions which have changed since December 31, 2013 and should be read in conjunction with the Company’s discussion of Liquidity and Capital Resources within the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Planned Dissolution and Liquidation

As previously discussed, the Company has been engaged in a lengthy and intensive evaluation of potential strategic alternatives in order to preserve and maximize stockholder value.  The Board of Directors and the Company, together with its external advisors, devoted substantial time and effort to identifying and pursuing strategic opportunities to further enhance stockholder value and reduce risk.  However, at a meeting of the Board of Directors on March 12, 2014, the Board of Directors concluded that no strategic alternative that had been identified to date would yield any opportunities viewed by the Board of Directors as reasonably likely to provide greater realizable value, or a greater reduction in risk, to stockholders than the complete dissolution and liquidation of the Company.

At this meeting, the Board of Directors determined that it is advisable and in the best interests of the Company and our stockholders for the Company to dissolve, liquidate and distribute to stockholders its available assets.  At a meeting on April 4, 2014, the Board of Directors confirmed its determination that it is advisable and in the best interests of the Company and its stockholders for the Company to dissolve, approved and declared advisable the dissolution and liquidation of the Company, approved and adopted the Plan of Dissolution and recommended approval of the Plan of Dissolution to its stockholders.  At the Company’s 2014 Annual Meeting, the Company’s stockholders will be asked to approve the voluntary dissolution and liquidation of the Company pursuant to the Plan of Dissolution.  The Company’s proxy materials filed with the Securities and Exchange Commission provides further information regarding these matters discussed above.

If the dissolution and liquidation of the Company pursuant to the Plan of Dissolution is approved, the Company plans to file a Certificate of Dissolution with the Delaware Secretary of State no sooner than seven days, and likely no later than 45 days, thereafter, cease all of the Company’s business activities except those related to winding up and liquidating the Company’s business and to preserve the value of its assets, complete the liquidation of its remaining assets, satisfy or make provision for its remaining claims and obligations in accordance with Delaware law, and make distributions to its stockholders of available liquidation proceeds, if any.

In addition, if our stockholders approve the dissolution and liquidation of the Company pursuant to the Plan of Dissolution, the Company will also initiate a process to delist its common stock from the NASDAQ Global Market.  However, the Company has limited control over its continued listing status, and NASDAQ may decide to delist the Company at any time.  A delisting would limit trading activity and liquidity in the Company’s common stock, among other matters.

The planned dissolution and liquidation of the Company pursuant to the Plan of Dissolution may be abandoned by the Board of Directors for any reason, including if a more attractive transaction became available to the Company, prior to the filing of the Certificate of Dissolution.

Liquidating Distributions — Amount and Timing

The Company’s current intention is to make an initial liquidating distribution to its stockholders of record as soon as practicable following the effective date of the filing of the Certificate of Dissolution with the Delaware Secretary of State.  The Company currently estimates that the initial liquidating distribution to its stockholders will be approximately $20 million ($3.23 per share, based on 6,183,489 shares outstanding as of March 31, 2014). However, the Board intends to continue to monitor the Company’s assets, liabilities and expenses and will not make a final decision regarding the size of the initial liquidating distribution until after the filing of the Certificate of Dissolution.  For more detail on the various factors that could affect the ultimate size of the initial liquidating distribution, refer to Part II, Item IA, “Risk Factors.”

The Board of Directors currently believes that it will be able to make additional liquidating distributions of between $40 million and $70 million ($6.47 and $11.32 per share), for a total aggregate distribution to stockholders ranging between $60 million and $90 million ($9.70 and $14.55 per share).  Anticipated additional liquidating distributions would be funded in part by the monetization of non-cash assets.  In addition, the Board of Directors believes that the reserves required by applicable law exceed the ultimate amounts the Company and its subsidiaries will likely be required to pay creditors and other claimants, and that therefore there is a reasonable possibility that a portion of the reserves ultimately will be distributed to stockholders.  The Board intends to evaluate the Company’s reserves and available cash on a quarterly or, as appropriate, other periodic basis.  Additional liquidating distributions, if any, will be made to the extent the required contingency reserves are released (assuming no new reserves are required to be established) and upon the Company’s non-cash assets being monetized, which would likely span a multi-year period.

The Company currently estimates that it and its subsidiaries will reserve approximately $42.5 million, which will be used to pay all operating expenses incurred from April 1, 2014 to date and estimated operating expenses to be incurred throughout the dissolution and wind up process, which also includes reasonable provision for expenses of liquidation, claims in pending litigation to which the Company is a party and contingent and unknown liabilities as required by Delaware law.  The actual amount of any initial liquidating distribution could be less than or more than the amount estimated above.

Any one or more of these assumptions may prove to be wrong, which could reduce the amount available to distribute to the Company’s stockholders.

The following table sets forth in summary the calculations giving rise to the Company’s estimate of the initial liquidating distribution.  If the Company’s assumptions or estimates contained therein prove to be incorrect, the Company’s stockholders may ultimately receive substantially more or less than the amounts estimated here.

Estimated Initial Liquidating Distribution to Stockholders

(in thousands, except for per share amounts)

Estimate
Cash and cash equivalents (including cash segregated) at March 31, 2014(1)	$62,466
Expenses and Cash Reserves (Estimated)
Cash operating expenses (excluding compensation), after March 31, 2014(2)	(9,296)
Compensation(3)	(3,664)
Reserves for claims and contingencies(4)	(29,506)
Total	$(42,500)
Estimated cash to distribute to stockholders	$20,000
Assumed shares outstanding(5)	6,183
Estimated initial liquidating distribution per share	$3.23

(1)    Prior to collection of certain outstanding receivables which will be used to satisfy payment of accrued expenses and certain other liabilities reflected on the Consolidated Statement of Financial Condition at March 31, 2014.

(2)    Estimated cash operating expenses (excluding compensation and non-cash expenses) following March 31, 2014 for professional fees, public company related costs, facilities, insurance and other expenses to conduct our wind-up operations but exclusive of all other line items specifically allocated in the table above.  The amount above includes approximately $0.5 million for payment of lease commitments which is accrued at March 31, 2014.

(3)    Estimated compensation costs including $2.6 million of payments to our Named Executive Officers (of which $1.4 million is accrued at March 31, 2014) pursuant to their retention agreements and other remaining employees involved in the dissolution and wind-up process.

(4)    DGCL 281(b) requires the Company to pay or make reasonable provision for the payment of all claims and obligations (including all contingent, conditional or unmatured contractual claims), claims that are subject to pending actions, suits or proceedings against the company and claims that have not arisen or been made known to the Company but are likely to arise or become known within 10 years of dissolution. The Company and its subsidiaries have set aside reserves associated with (i) ClearPoint, (ii) claims made by Thomas J. Hughes (our former Chief Executive Officer) and John Griff (our former Chief Operating Officer), (iii) potential tax exposures and (iv) general reserves for other potential claims.

(5)    Based on shares of common stock outstanding at March 31, 2014.  At March 31, 2014, there were no outstanding options to purchase shares of our common stock at a price less than $17.40 per share, and a substantial majority of outstanding options have exercise prices at or above a price of $29.20 per share.

The amount of cash ultimately distributed to the Company’s stockholders in the initial liquidating distribution depends on the accuracy of the assumptions and estimates set forth above and other factors.  The Company attempted to make reasonable estimates and assumptions.  However, if any of such estimates or assumptions are inaccurate, the amount the Company initially distributes to its stockholders may be substantially less than the amount currently estimated. See Part II, Item IA “Risk Factors.”

Based on the foregoing, the Company currently estimates that the aggregate amount ultimately distributed to its stockholders will be in the range of approximately $60 million and $90 million ($9.70 and $14.55 per share), inclusive of the initial liquidating distribution.  The foregoing estimates are not guarantees and they do not reflect the total range of possible outcomes. Stockholders may receive substantially less than the amount of liquidating distributions currently estimated.  The Company is unable to predict the precise amount or timing of any initial or subsequent liquidating distribution.  The timing and amount of any subsequent liquidating distributions will depend upon the actual expenses incurred, the timing of the resolution of matters for which we have established the reserves, the amount to be paid in satisfaction of contingencies, the Company’s ability to convert its remaining non-cash assets to cash and the ultimate amount of proceeds realized upon the monetization of its remaining non-cash assets, including claims the Company has made or may in the future make against third parties and its investment in FATV.  Although the Company’s Board of Directors has not established a firm timetable for the liquidating distributions, subject to contingencies inherent in winding up our business, the Board of Directors intends to make such distributions as promptly as practicable, subject to the requirements of Delaware law.  See Part II, Item IA “Risk Factors.”

Ability to Access Capital — Broker Dealer Subsidiaries

Most of the cash that the Company intends to use for liquidating distributions is currently held by the Company’s subsidiaries, and if such subsidiaries are delayed or otherwise restricted in distributing cash to us, the liquidating distributions would be adversely affected.  In particular, a substantial amount of cash is held by the Company’s broker-dealer subsidiary Gleacher & Company Securities, Inc. (approximately $30.7 million at March 31, 2014).  As a registered broker-dealer, Gleacher & Company Securities, Inc.’s ability to transfer funds freely is subject to certain regulatory and legal requirements.  In particular, this subsidiary must provide notice to FINRA and the SEC two days prior to making distributions that exceed in the aggregate in any 30-day period, 30% of the broker-dealer’s excess net capital.  This requirement may hinder the Company’s ability to access funds from this subsidiary.  Gleacher & Company Securities, Inc. applied to withdraw its registration as a broker-dealer on April 1, 2014.  Withdrawal from registration becomes effective 60 days after the filing of the withdrawal form, unless the firm consents to a longer period or the SEC institutes a proceeding, delays or shortens the date of effectiveness, or otherwise imposes terms or conditions upon such withdrawal.  If the broker-dealer’s withdrawal is not granted on the timeline or under the terms the Company anticipates, its initial liquidating distribution could be reduced or delayed.

Restructuring Reserve  — Exit from Various Businesses

As previously disclosed, during the second quarter of 2013, the Board of Directors of the Company approved plans to and discontinued its Investment Banking and Fixed Income businesses.  In addition, during the first quarter of 2013, substantially all of ClearPoint’s assets were sold to Homeward.  As of March 31, 2014, the Company’s remaining obligation associated with these exits was approximately $2.0 million, and was primarily related to costs associated with the termination of third party vendor contracts, and to a lesser extent, lease commitments.  The Company expects the majority of its remaining liability to be settled within the next three months.  No other material charges are expected to be incurred.

Litigations and Arbitrations

Arbitration — Thomas J. Hughes (former Chief Executive Officer) and John Griff (former Chief Operating Officer)

In August 2012, the Company adopted the Senior Management Compensation and Retention Plan (“Retention Plan”) and entered into related agreements with Thomas J. Hughes, our former Chief Executive Officer, and John Griff, our former Chief Operating Officer.  Under the Retention Plan, termination of employment under certain circumstances in connection with the occurrence of a Change in Control, as defined by the Retention Plan, could trigger payments to the covered executive officers.  In general, a cash payment would be required following an involuntary termination of employment by the Company (or a resignation by the covered executive officer for good reason, as defined) within six months before or two years after a Change in Control.

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

Subsequent to the Company’s termination of these former officers, Messrs. Hughes and Griff made a demand to the Company for benefits under the Retention Plan and their related agreements, and following the Company’s rejection of their demand, commenced an arbitration proceeding on September 17, 2013 before the Financial Industry Regulatory Authority (“FINRA”) seeking money damages in an approximate amount of $7.9 million, vesting of unvested equity awards and other relief, all of which they claim are due as a result of their respective terminations.  Messrs. Hughes and Griff also seek reimbursement for their legal fees, which could be significant, incurred in connection with bringing this action against the Company.  The Company has determined that no severance payments or other benefits based upon a “Change in Control” (as defined in the applicable agreements) are due to these former officers inasmuch as the Company has concluded that no “Change in Control” has occurred.  We believe that these individuals’ claims that a Change in Control has occurred are without merit.  A FINRA hearing of the matter is currently expected to occur in the summer of 2014.  The Company has incurred, and may continue to incur, substantial expenses, including legal fees in connection with this matter.  In addition, there can be no assurance that the Company will not incur losses in connection with this matter that are material to the Company’s financial statements.

Pursuant to his employment agreement, in the absence of a “Change in Control,” Mr. Hughes would have been entitled to a severance payment of $750,000 (not accrued at March 31, 2014), and pursuant to his Restricted Stock Award Agreement, Mr. Griff would have been entitled to vesting of 20,833 unvested shares of restricted stock, subject in each case to the execution and delivery within a specified time period (and non-revocation) of a release of claims against the Company and continued compliance with certain restrictive covenants.  These conditions were not satisfied.

No amounts in respect of Messrs. Hughes’ and Griff’s claims have been accrued as of March 31, 2014, and we consider all unvested equity awards previously held by them to have been forfeited.

Contingent Gains

The Company has made claims against certain third parties for monetary damages.  Recoveries, if any, made as a result of these claims could be material, although there can be no assurance that the Company will prevail in its claims or that any recoveries will be made.  The Company would not recognize any such recoveries unless and until realized.  In pursuing these claims, the Company has incurred, and may continue to incur, substantial expenses, including legal fees.

General Litigations and Arbitrations

From time to time, the Company and its subsidiaries are involved in legal proceedings or disputes (See Part II — Item 1, Legal Proceedings).

Due to the nature of the Company’s prior business activities and ongoing operations, the Company and its subsidiaries have been exposed to risks associated with a variety of legal proceedings and claims.  These include litigations, arbitrations and other proceedings initiated by private parties and arising from underwriting, financial advisory, securities trading or other transactional activities, client account activities, mortgage lending and employment matters and stockholder claims.  Third parties who assert claims may do so for monetary damages that are substantial, particularly relative to the Company’s financial position.  These proceedings and claims typically involve legal costs which could be significant, incurred by the Company in connection with defending against these matters.  The Company has been in the past, and currently is, subject to a variety of claims and litigations arising from its former business activities and its ongoing operations.

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

The Company recognizes a liability in its financial statements with respect to legal proceedings or claims when incurrence of a loss is probable and the amount of loss is reasonably estimable.  However, accurately predicting the timing and outcome of legal proceedings and claims, including the amounts of any settlements, judgments or fines, is inherently difficult insofar as it depends on obtaining all of the relevant facts (which is sometimes not feasible) and applying to them often-complex legal principles.  It is reasonably possible that the Company incurs losses pertaining to these matters in the form of settlements and/or adverse judgments and incurs legal and other expenses in defending against these matters.  In either case, losses and/or expenses could be different in character or amount than anticipated by management when preparing the accompanying financial statements.  Based on currently available information, other than with respect to associated legal fees, the Company does not believe that any current litigation, proceeding, claim or other matter to which it is a party or otherwise involved will have a material adverse effect on its financial statements.  However, there can be no assurance that the Company will not incur losses in connection with these matters that are material to the Company’s financial statements.

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

The Employment Agreements cover the period beginning on January 1, 2013 and ending on November 30, 2014 and provide for guaranteed bonus compensation in the aggregate of $3,550,000 (and other incidental benefits) to these executives, subject to continuing employment and payable in accordance with a fixed schedule, which may be accelerated in certain circumstances.  During the three months ended March 31, 2014, the Company recognized compensation expense of approximately $0.5 million in connection with these Employment Agreements.  A liability of approximately $1.4 million and $0.9 million at March 31, 2014 and December 31, 2013, respectively (which has been reduced by approximately $1.0 million of payments to date), is included within Accrued compensation within the Consolidated Statements of Financial Condition.

Other Compensation Matters

As a result of the Company’s restructuring in the second quarter of 2013, the Company entered into agreements with the majority of its remaining employees (excluding the Company’s General Counsel and its Controller, discussed above) designed to retain these employees through specified dates.  The agreements provide for payment of guaranteed bonus compensation contingent upon continued service through such specified dates.  These bonus obligations totaled approximately $0.9 million in the aggregate (of which approximately $0.8 million has been paid).  The Company’s liability accrued at March 31, 2014 and December 31, 2013 is less than $0.1 million as substantially all compensation recognized to date has been paid.

During the three months ended March 31, 2014, the Company recognized compensation expense of $0.1 million related to these agreements.

ClearPoint and Related Matters

As previously mentioned, on February 14, 2013, the Company and certain of its affiliates, including ClearPoint, entered into an Asset Purchase Agreement (“Purchase Agreement”) in connection with the Homeward Transaction.  The Purchase Agreement, among other things, provides for customary indemnification provisions.  Pursuant to these provisions, ClearPoint established an escrow account of $5.0 million and is required to maintain such account until February 22, 2016 (the third anniversary of the closing date).  The Parent has also provided for a guaranty of ClearPoint’s indemnification obligations to Homeward, up to a maximum of $7.5 million, of which $5.0 million is payable by the Parent under the guaranty only in limited circumstances in which, during the three-year period following the closing date, the sums held in the escrow account are not available to satisfy indemnification claims.  Any amounts paid under the guaranty will be released to the Company from the escrow account on a dollar-for-dollar basis (assuming funds are available).  Indemnity claims of Homeward, if any, will be paid first from the escrow account, and then, to the extent necessary, drawn upon the guaranty.

Outstanding claims which are expected to be paid from the escrow account in satisfaction of certain claims made by Homeward include (i) losses incurred during the year ended December 31, 2013, in connection with two loan repurchase requests (currently estimated to be less than $0.1 million and not yet paid) and (ii) reimbursements of premiums received in connection with certain loans that refinanced within 180 days following the date of purchase by Homeward during the year ended December 31, 2013 (approximately $0.1 million and not yet paid).  No additional obligations were incurred by ClearPoint during the three months ended March 31, 2014.

In addition to the indemnification provisions related to the Homeward Transaction, in the ordinary course of business, ClearPoint also indemnified its other counterparties, against potential losses incurred by such parties including under its warehouse line agreements and loan sale agreements related to originated mortgage loans since inception (June 2008).  Subsequent to the Homeward Transaction, ClearPoint paid approximately $0.1 million during the year ended December 31, 2013 in satisfaction of its indemnification obligations under loan sale agreements related to losses incurred in connection with two repurchase requests from counterparties other than Homeward.  No such obligations were incurred by ClearPoint during the three months ended March 31, 2014.

ClearPoint maintains a reserve for the previously discussed loan repurchase and indemnification claims.  At March 31, 2014 and December 31, 2013 this reserve was approximately $0.4 million and $0.4 million, respectively, and is included within Payable to others in the Consolidated Statements of Financial Condition.

OFF-BALANCE SHEET ARRANGEMENTS

Certain liabilities or commitments of the Company that are not recorded in the Company’s Consolidated Statements of Financial Condition as of March 31, 2014 are identified or described in the “Contractual Obligations” section which follows and within the footnotes to the consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, refer to Part II, Item IA “Risk Factors” herein and the risk factors contained under Part I, Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, for additional information.

CONTRACTUAL OBLIGATIONS

There were no significant changes to the Company’s contractual obligations at March 31, 2014 since what was previously reported within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

CRITICAL ACCOUNTING POLICIES

There are no material changes to the Company’s critical accounting policies from what was previously reported as of December 31, 2013.  For a full description of the Company’s critical accounting policies, refer to “Critical Accounting Policies” included within Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  Current GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The objective of ASU 2013-11 is to eliminate diversity in practice.  ASU 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward except as follows.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes would result from the disallowance of tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of ASU 2013-11 did not have a material impact on the Company’s consolidated financial statements.

In April 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-07 “Presentation of Financial Statements (Topic 205)” (“ASU 2013-07”).  The objective of ASU 2013-07 is to clarify when an entity should apply the liquidation basis of accounting.  In addition, the guidance provides principles for recognition and measurement of assets and liabilities and requirements for financial statements prepared using the liquidation basis of accounting.  ASU 2013-07 requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent.  Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy).  ASU 2013-07 requires financial statements prepared using the liquidation basis of accounting to present relevant information about the entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation.  The entity should include in its presentation of assets any items it had not previously recognized under GAAP but that it expects to either sell in liquidation or use in settling liabilities.  An entity should recognize and measure its liabilities in accordance with GAAP that otherwise applies to those liabilities.  The entity should not anticipate that it will be legally released from being the primary obligor under those liabilities, either judicially or by creditor(s).  The entity is also required to accrue and separately present the costs that it expects to incur and the income it expects to earn during the expected duration of the liquidation, including any costs associated with sale or settlement of those assets and liabilities.  ASU 2013-07 also requires disclosure about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process.  This guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein.  Entities should apply the requirements prospectively from the day that liquidation becomes imminent.  Early adoption is permitted.  The adoption of ASU 2013-07 did not affect the Company’s financial statements, as the Company’s proposed dissolution and liquidation, discussed herein, requires the affirmative vote from the holders of a majority of its outstanding stock.  Therefore liquidation is not imminent.  Refer to “Going Concern and Basis of Presentation” within Note 1 within footnotes to the unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

The Company’s principal exposure to equity price risk relates to its investment in F.A. Technology Ventures L.P. (“FATV”).  At March 31, 2014 and December 31, 2013 the fair market value of FATV was approximately $18.2 million and $17.6 million, respectively. Equity price risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in equity security prices or valuations of the underlying portfolio companies.  This risk measure for the Company’s investment in FATV amounted to $1.8 million at March 31, 2014 and $1.8 million at December 31, 2013.  Equity prices may decrease more than the amount assumed above, and consequently, the actual change in fair value may exceed the change computed above.  Refer to Note 8 within the footnotes to the consolidated financial statements contained within Item 1 of this Quarterly Report on Form 10-Q for additional information.

Liquidity Risk

Refer to “Liquidity and Capital Resources” contained in Part I, Item 2 and “Risk Factors” contained in Part II, Item IA of this Quarterly Report on Form 10-Q for additional information.

ClearPoint Risks

As previously mentioned, the Company engaged in residential mortgage lending operations through ClearPoint until this business was discontinued, and the business sold to Homeward in February 2013.  In connection with the Homeward transaction, the Company and certain of its affiliates, including ClearPoint, entered into a Purchase Agreement, which among other things, provides for customary indemnification provisions.  Pursuant to these provisions, ClearPoint established an escrow account of $5.0 million for a three-year period following the closing date (February 22, 2016).  The Parent also provided for a guaranty of ClearPoint’s indemnification obligations to Homeward, up to a maximum of $7.5 million, of which $5.0 million is payable by the Parent under the guaranty only in limited circumstances in which, during the three year-period following the closing date, the sums held in the escrow account are not available to satisfy indemnification claims.

In addition to the indemnification provisions related to the Homeward Transaction, in the ordinary course of business, ClearPoint also indemnified its other counterparties, against potential losses incurred by such parties including under its warehouse line agreements and loan sale agreements related to originated mortgage loans since the inception (June 2008).  ClearPoint maintains a reserve for these loan repurchase and indemnification claims, which at December 31, 2013 and 2012 was 0.4 million and $0.4 million, respectively.

Refer to Note 11 “Commitments and Contingencies” within the footnotes to the consolidated financial statements contained within Item 1 of this Quarterly Report on Form 10-Q for additional information.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Principal Executive Officer and the Principal Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended).  Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  In addition, no changes in the Company’s internal control over financial reporting occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II-Other Information

Item 1.  Legal Proceedings

The Company is not a party to any legal proceeding required to be disclosed in this Quarterly Report on Form 10-Q per applicable SEC regulations.  For further discussion regarding litigations and arbitrations, refer to Note 11 within the footnotes to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

The following risk factors relate to the proposed dissolution and liquidation of the Company.  These risk factors should be read and interpreted together with the risk factors contained under Part I, Item 1A “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The amount we distribute to our stockholders in any initial liquidating distribution may be substantially less than current estimates.

If our dissolution is approved by stockholders, we expect to make an initial liquidating distribution to our stockholders of record as soon as practicable following the effective date of the filing of the Certificate of Dissolution with the Delaware Secretary of State.  At present, we cannot determine with certainty the amount of any such initial liquidating distribution to our stockholders. The amount of cash distributed to our stockholders in any such initial liquidating distribution depends on, among other things, the amount of our liabilities, obligations and expenses and claims against us, and the amount of the reserves that we establish during the liquidation process. Our estimates of these amounts may be inaccurate.  Factors that could impact our estimates include the following:

•             if we underestimate the amounts needed to satisfy or make provision for outstanding obligations, liabilities and claims during the liquidation process;

•             if unforeseen claims are asserted against us, requiring us to defend or resolve such claims or establish reasonable reserves before making distributions to our stockholders;

•             if a creditor or other third party seeks an injunction against the making of distributions to our stockholders on the basis that the amounts to be distributed are needed to provide for the satisfaction of our liabilities or other obligations to the extent not previously reserved for; and

•             if the expenses we incur in the liquidation process, including expenses of personnel required and other operating expenses (including legal, accounting and other professional fees) necessary to dissolve and liquidate the Company, are more than we anticipate.

In addition, most of the cash that we intend to use for liquidating distributions is currently held by our subsidiaries, and if our subsidiaries are delayed or otherwise restricted in distributing cash to us, our liquidating distributions would be adversely affected.  In particular, a substantial amount of cash is held by our broker-dealer subsidiary Gleacher & Company Securities, Inc. (approximately $30.7 million at March 31, 2014). As a registered broker-dealer, Gleacher & Company Securities, Inc.’s ability to transfer funds freely is subject to certain regulatory and legal requirements.  In particular, this subsidiary must provide notice to FINRA and the SEC two days prior to making distributions that exceed in the aggregate in any 30-day period, 30% of the broker-dealer’s excess net capital. This requirement may hinder our ability to access funds from this subsidiary.  Gleacher & Company Securities, Inc. applied to withdraw its registration as a broker-dealer on April 1, 2014.  Withdrawal from registration becomes effective 60 days after the filing of the withdrawal form, unless the firm consents to a longer period or the SEC institutes a proceeding, delays or shortens the date of effectiveness, or otherwise imposes terms or conditions upon such withdrawal.  If the broker-dealer’s withdrawal is not granted on the timeline or under the terms we anticipate our initial liquidating distribution could be reduced or delayed.

Due to these and other factors, the amount we initially distribute to our stockholders may be substantially less than the amount we currently estimate.

We cannot assure you of the exact amount or timing of any additional liquidating distributions to our stockholders under the Plan of Dissolution.  Any such distributions may be substantially less than current estimates.

The dissolution and liquidation process is subject to numerous uncertainties.  There may be less capital remaining than initially anticipated for additional liquidating distributions to our stockholders following any initial liquidating distribution.  The precise amount and timing of any additional liquidating distribution to our stockholders will depend on and could be delayed or diminished due to many factors, including, without limitation:

•             whether a creditor or other third party seeks an injunction against the making of distributions to our stockholders on the basis that the amounts to be distributed are needed to provide for the satisfaction of our liabilities or other obligations to the extent not previously reserved for;

•             whether existing suits or proceedings to which the Company or its subsidiaries are parties take longer to be resolved than we currently anticipate and the results of such proceedings;

•             whether we become a party to additional lawsuits or other claims asserted by or against us, including any claims or litigation arising in connection with our decision to liquidate and dissolve;

•             whether, when and to what extent we receive cash or other distributable value in respect of our investment in FATV;

•             whether we are subject to future tax or other examinations or incur material tax or other liabilities, such as adjustments, penalties, interest and other amounts;

•             whether we are unable to resolve claims with creditors or other third parties, or if such resolutions take longer than expected; or

•             whether the expenses we incur in the liquidation process, including expenses of personnel required and other operating expenses (including legal, accounting and other professional fees), necessary to dissolve and liquidate the Company are more than we anticipate.

As is the case with any initial liquidating distribution, any additional liquidating distributions may be substantially less than current estimates.

In addition, under the DGCL, claims and demands may be asserted against us at any time following the effective date of the filing of the Certificate of Dissolution. If the dissolution and liquidation of the Company is approved by stockholders, the Board expects to set aside cash reserves of $42.5 million ($6.87 per share) and may set aside additional amounts as reserves to satisfy or make provision for claims against and obligations of the Company that may arise following the effective date of the filing of the Certificate of Dissolution.  As a result of these factors, we may retain for distribution at a later date some or all of the estimated amounts that we expect to distribute to stockholders.

In a liquidation, we may not be able to receive reasonable value when selling or otherwise monetizing our assets, including our investment in FATV, and our stockholders may be unable to realize any value for these assets or receive any additional liquidating distributions related to such assets.

The value that stockholders ultimately realize upon a liquidation of the Company is dependent in part on the monetization of certain non-cash assets, the most substantial of which is our investment in FATV.  At March 31, 2014, we valued this investment at approximately $18.2 million.  However, this investment is illiquid and not subject to rapid monetization.  We expect that some or all of the assets in which FATV is invested will experience a “liquidity event” (i.e., there will be a disposition of the assets generating cash distributions to FATV’s investors, including the Company).  However, the timing of any such liquidity events is uncertain and outside the Company’s control, and the value realized for any of the investment assets is similarly uncertain.  In the event we instead attempt to sell this asset, we may not be able to find a buyer, and, if we do, any such buyer may not be willing to pay a purchase price equal to our current valuation of our FATV investment, especially insofar as the sale could be viewed as “distressed,” given we would be selling in connection with the liquidation and dissolution of the Company. We may not realize cash or any other liquid asset from our investment in FATV in the near future, and the amounts we do realize, if any, may be far less than the value we ascribe to these assets now.

If we dissolve and liquidate, we could continue to incur claims and liabilities, and we will continue to incur expenses that will reduce the amount available for distribution.

In a dissolution and liquidation, claims, liabilities and expenses from operations, such as operating costs, salaries, directors’ and officers’ insurance, payroll and local taxes, legal, accounting and consulting fees and miscellaneous office expenses, will continue to be incurred while winding up.  These expenses could be much higher than currently anticipated and will reduce the amount of assets available for ultimate distribution to stockholders.

We may not be able to settle all of our liabilities to creditors, which may delay or reduce liquidating distributions to our stockholders.

We have current and future liabilities to creditors.  Our estimates for potential liquidating distributions to stockholders takes into account all of our known liabilities and certain possible contingent claims and future obligations and our best estimate of the amount reasonably required to satisfy such contingent and future claims and obligations.  As part of the wind up process, we will attempt to settle all liabilities with our creditors.  We cannot assure you that unknown liabilities that we have not accounted for will not arise, that we will be able to settle all of our liabilities or that they can be settled for the amounts we have estimated for purposes of calculating the range of distributions to stockholders.  If we are unable to reach an agreement with a creditor relating to a liability, that creditor may bring a lawsuit against us.  Amounts required to settle liabilities or defend lawsuits in excess of the amounts estimated by us will reduce the amount of net proceeds available for distribution to stockholders.

Stockholders could be held liable to creditors for liquidating distributions, up to the amount actually distributed to such stockholder in dissolution.

If we dissolve and liquidate, we will continue to exist for at least three years after our dissolution, or for such longer period as the Delaware Court of Chancery shall direct, for the purpose of enabling us to continue to close our business, dispose of our property, resolve outstanding litigation, discharge our liabilities and distribute to our stockholders any remaining assets.  Under applicable law, if the amount we reserve proves insufficient to satisfy all of our expenses and liabilities, each stockholder who receives a liquidating distribution could be held liable for payment to our creditors of such stockholder’s pro rata share of amounts owed to creditors in excess of the reserves, up to any amount actually distributed to such stockholder in dissolution.

This means that a stockholder could be required to return any liquidating distributions made to such stockholder and receive nothing from us under the dissolution and liquidation.  Moreover, in the event a stockholder has paid taxes on amounts previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable.  There can be no guarantee that the reserves established by us will be adequate to cover all such expenses and liabilities.

If our stockholders do not approve the proposed dissolution of the Company, our resources will continue to diminish.

If our stockholders do not approve the proposed dissolution of the Company or if the dissolution is abandoned by our Board or otherwise not implemented, our Board of Directors will explore what, if any, strategic alternatives are available for our company.  Possible alternatives include, among other things, reconsidering proposals previously considered and rejected, seeking voluntary dissolution at a later time and with potentially diminished assets or seeking bankruptcy protection (should our net assets decline precipitously for some unforeseen reason).  There can be no assurance that any of these alternatives would result in greater stockholder value than the proposed dissolution and liquidation of the Company.  Moreover, any alternative we select may have unanticipated negative consequences, and we will face a number of risks, including:

•             We expect to continue incurring losses from our operations, and our net assets will continue to diminish as a result;

•             If stockholders do not approve the proposed dissolution of the Company, there can be no assurance that the holders of our common stock, including one or more of the holders of 5% or more of our common stock, will not sell their shares and thereby potentially impair our ability to utilize our net operating loss carryforwards by causing an “ownership change” (as defined in Section 382 of the Internal Revenue Code of 1986, as amended, or the “Code”); and

•             We may continue to incur expenses associated with being a public reporting company, including ongoing SEC reporting obligations. These expenses would accelerate the depletion of our existing net assets.

Our Board of Directors may abandon, modify or delay implementation of the Plan of Dissolution even if approved by our stockholders.

Even if our stockholders approve the dissolution and liquidation of the Company pursuant to the Plan of Dissolution, our Board of Directors has reserved the right, at its discretion, to the extent permitted by Delaware law, to abandon or delay implementation of the Plan of Dissolution (including determining not to file or to delay filing the Certificate of Dissolution) if such action is determined to be in our best interests and in the best interests of our stockholders, in order, for example, to permit us to pursue new business opportunities or strategic transactions that are subsequently presented to the Board.  Any such decision to abandon or delay implementation of the Plan of Dissolution (including determining not to file or to delay filing the Certificate of Dissolution) may result in the Company incurring additional operating costs and liabilities, which could reduce the amount available for distribution to our stockholders.

Our Board of Directors also may modify or amend the Plan of Dissolution, notwithstanding stockholder approval of the Plan, if the Board of Directors determines that such action would be in the best interests of the Company and its stockholders.  The Board of Directors will have authority under the Plan of Dissolution to make any such modification or amendment to the Plan of Dissolution without stockholder approval, but the Board of Directors may determine, in its sole discretion, to submit any modification or amendment to the stockholders for approval.  Further stockholder approval will not be required in connection with the implementation of the Plan of Dissolution, including for the sale or monetization of all or substantially all of our assets as contemplated in the Plan of Dissolution.

The approval of the dissolution and liquidation of the Company pursuant to the Plan of Dissolution by our stockholders also will authorize, without further stockholder action, our Board of Directors to take such actions as it deems necessary, appropriate or desirable, in its absolute discretion, to implement the Plan of Dissolution and the transactions contemplated thereby.  Accordingly, depending on the timing of a stockholder vote on the Plan of Dissolution, we may monetize, sell or otherwise dispose of our non-cash assets without further stockholder approval.  As a result, our Board of Directors may authorize actions in implementing the Plan of Dissolution, including the terms and prices for the sale or other monetization of our remaining assets, with which our stockholders may not agree.

We intend to have our common stock delisted from the NASDAQ Global Market and to close our stock transfer books in connection with a dissolution of our Company, both of which would significantly and adversely affect transferability of interests in our common stock.

We anticipate, if our stockholders approve the dissolution and liquidation of the Company, that trading in our common stock on the NASDAQ Global Market will cease at the close of business on the Final Record Date (that is, the effective date of the filing of the Certificate of Dissolution with the Delaware Secretary of State).  In addition, it is possible that the trading of our common stock on the NASDAQ Global Market will terminate before the Final Record Date if we are unable to meet NASDAQ’s requirements for continued listing, which would adversely impact transferability of interests in our shares.  We have limited control over our continued listing status, and NASDAQ may decide to delist us at any time.

We intend to close our stock transfer books and discontinue recording transfers of our common stock at the time we file the Certificate of Dissolution.  Thereafter, record holders of shares of our common stock will not be able to assign or otherwise transfer their shares, except for assignments by will, intestate succession or operation of law, or other transfers permitted under applicable law.  As described more fully within the Company’s proxy materials filed with the Securities and Exchange Commission, persons who hold ownership interests in our shares in book-entry form through DTC and other persons with ownership interests held in “street name” by a broker, bank or other nominee may be able to continue to make transfers of their ownership interests.  Any such transfers could be made only if they do not necessitate a change in the record holder of shares of our common stock.  In addition, following the anticipated delisting from the NASDAQ Global Market, these holders may have difficulty effecting any such transfers, since there can be no assurance that any trading market for such interests will develop or, if a market does develop, that it will afford significant liquidity.

We may apply for relief from certain reporting requirements under the Exchange Act, which may substantially reduce publicly-available information about the Company.

Our common stock is currently registered under the Exchange Act, which requires that we, and our officers and directors with respect to Section 16 of the Exchange Act, comply with certain public reporting and proxy statement requirements thereunder.  Compliance with these requirements is costly and time-consuming. We anticipate that, if our stockholders approve the dissolution and liquidation of the Company pursuant to the Plan of Dissolution, in order to curtail expenses, we will, after the effective date of the filing of the Certificate of Dissolution, seek to terminate our registration under the Exchange Act.  We may not, however, be eligible to do so.  If we are not eligible to deregister, we may seek relief from the SEC from certain reporting requirements under the Exchange Act.  However, the SEC may not grant any such relief, in which case we may be required to continue to bear the expense of complying with all applicable reporting requirements under the Exchange Act.  The costs of compliance with such reporting requirements would reduce the amount which otherwise could be distributed to stockholders.

If we decide to use a liquidating trust as part of a liquidation, interests of our stockholders in such a trust may not be transferable.  As discussed above, shares of our common stock held by record holders generally will not be transferable following dissolution.  In addition, if we were to establish a liquidating trust, the interests of our stockholders in such liquidating trust may not be transferable, which could adversely affect our stockholders’ ability to realize the value of such interests.  Even if transferable, the interests are not expected to be listed on a national securities exchange, and the extent of any trading market therein cannot be predicted.  Moreover, the interests may not be accepted by commercial lenders as security for loans as readily as more conventional securities with established trading markets.

If we decide to use a liquidating trust as part of a liquidation, the distribution of non-transferable interests could result in tax liability.

As stockholders will be deemed to have received a liquidating distribution equal to their pro rata share of the value of the net assets distributed to an entity which is treated as a liquidating trust for tax purposes, the distribution of non-transferable interests would result in tax liability to the interest holders without their being readily able to realize the value of such interest to pay such taxes or otherwise.

If we dissolve, stockholders will lose the opportunity to capitalize on alternative transactions.

Once we dissolve, our stockholders will lose the opportunity to participate in opportunities that may have arisen if we were to continue to pursue a strategic transaction.  For example, as a public company with limited operations, we could be the target of a “reverse” acquisition, meaning the acquisition of a public company by a private company in order to bypass the costly and time consuming initial public offering process.  If we implement our Plan of Dissolution, we will no longer be a potential target for a “reverse” acquisition of this type, and our stockholders will not receive any proceeds or interests that they would otherwise have received in such a transaction. It is possible that these opportunities could have proved to be more valuable than the liquidating distributions our stockholders would receive pursuant to the Plan of Dissolution.  If an opportunity were to arise after the filing of the Certificate of Dissolution, but before the cessation of our corporate existence, our Board of Directors may, in its sole discretion, adopt a resolution recommending that the dissolution be revoked and directing that the question of the revocation of our dissolution be submitted to the stockholders for approval.  There can be no assurance either that any such opportunity would arise after we are dissolved that would result in our Board of Directors making such a recommendation or that the stockholders would approve the revocation of our dissolution.

The members of our Board of Directors and our officers may have a potential conflict of interest in recommending approval of the Dissolution.

Because of the compensation and benefits payable to members of our Board of Directors, as well as to our officers, acceleration of vesting of certain equity awards, an indemnification insurance policy purchased for the benefit of directors and officers and/or our continuing indemnification obligations to directors, our directors and officers may be deemed to have a potential conflict of interest in recommending approval of the dissolution and liquidation of the Company pursuant to the Plan of Dissolution.

Stockholders may not be able to recognize a loss for U.S. federal income tax purposes until they receive a final distribution from us.

In the event of our dissolution and liquidation, for U.S. federal income tax purposes, our stockholders generally will recognize gain or loss equal to the difference between (1) the sum of the amount of cash and the fair market value (at the time of distribution) of property, if any, distributed to them, and (2) their tax basis for their shares of our common stock. Liquidating distributions pursuant to the Plan of Dissolution may occur at various times and in more than one tax year.  Any loss generally will be recognized by a stockholder only when the stockholder receives a final liquidating distribution to stockholders, and then only if the aggregate value of all liquidating distributions with respect to a share is less than the stockholder’s tax basis for that share.

Stockholders are urged to consult their own tax advisors as to the specific tax consequences to them of our dissolution and liquidation of the Company pursuant to the Plan of Dissolution.

The tax treatment of any liquidating distributions may vary from stockholder to stockholder.

We have not requested a ruling from the Internal Revenue Service with respect to the anticipated tax consequences of the Plan of Dissolution, and we will not seek an opinion of counsel with respect to the anticipated tax consequences of any liquidating distributions.  If any of the anticipated tax consequences described within the Company’s proxy statement prove to be incorrect, the result could be increased taxation at the corporate and/or stockholder level, thus reducing the benefit to our stockholders and us from the liquidation and distributions.  Tax considerations applicable to particular stockholders may vary with and be contingent upon the stockholder’s individual circumstances.  You should consult your own tax advisor instead of relying on the discussions of tax treatment in Company’s proxy statement for tax advice.

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

101

The following financial statements from the quarterly report on Form 10-Q of Gleacher & Company, Inc. are attached to this report formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the three months ended March 31, 2014 and March 31, 2013, (ii) the Consolidated Statements of Financial Condition at March 31, 2014 and December 31, 2013 (iii) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013, and (iv) Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

*                                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gleacher & Company, Inc.
(Registrant)

Date:	May 9, 2014	/s/ Christopher J. Kearns
Christopher J. Kearns
Principal Executive Officer

Date:	May 9, 2014	/s/ Bryan J. Edmiston
Bryan J. Edmiston
Controller
(Principal Accounting Officer)